Form 10-K/A
period 2020-12-31
Prospector Capital Corp.
filed 2021-07-26
CIK 1825473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

As of July 26, 2021 the Registrant had 32,500,000 of its Class A ordinary shares, $0.0001 par value per share, and 8,125,000 of its Class B ordinary shares, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

EXPLANATORY NOTE

Prospector Capital Corp. (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 1 to the Annual Report on Form 10-K/A, or this Amendment, to amend our Annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission (the SEC”) on March 31, 2021, or the “Original Filing,” to restate our financial statements as of and for the period ended December 31, 2020 included in the Company’s Annual Report on Form 10-K as of and for the period ended December 31, 2020.

Background of Restatement

On uly 1, 2021, the Company’s management and audit committee of the board of directors (“Audit Committee”) of the Company determined that the Company’s financial statements which were included in the Original Filing should no longer be relied upon due to an error in such financial statements relating to the Company’s accounting for an aggregate of 7,750,000 warrants issued to Prospector Sponsor LLC (the “Sponsor”) (such warrants, the “Private Placement Warrants”) as equity instead of accounting for the Private Placement Warrants as derivative liabilities.

The error was uncovered following the release of a joint statement on April 12, 2021 by the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”). The SEC Statement advises, among other things, that certain settlement terms and provisions generally present in SPAC warrants preclude such warrants from being accounted for as equity.

As a result of the SEC Statement, the Company reevaluated the accounting treatment of the Private Placement Warrants. In consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.  Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Private Placement Warrants are not indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. Accordingly, the Private Placement Warrants are required to be classified as a liability measured at fair value at inception (on the date of issuance) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change.

The restatement results in non-cash, non-operating financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows.

See Part IV, Item 15, Note 2, “Restatement of Previously Issued Financial Statements” of the notes to the financial statements of this Amendment for a more detailed discussion of the error and the effects of the restatement.

Internal Control Considerations

In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures as of December 31, 2020. As a result of that reassessment and in light of the SEC Statement, the Company’s management determined that its disclosure controls and procedures as of December 31, 2020 were not effective solely as a result of its accounting for the Private Placement Warrants as components of equity instead of as derivative liabilities. For a discussion of management’s consideration of the material weakness identified, see Item 9A. Controls and Procedures included in this Amendment.

The Company has not amended its Original Filing for the period affected by the restatement. The financial information that has been previously filed or otherwise reported is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed report should no longer be relied upon.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.

Items Amended In This Amendment

For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Form 10-K/A to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

●	Part I – Item 1A. Risk Factors.

●	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

●	Part II – Item 8. Financial Statements and Supplementary Data.

●	Part II – Item 9A. Controls and Procedures.

●	Part IV – Item 15. Exhibits, Financial Statement Schedules.

This Amendment does not reflect adjustments for events occurring after March 31, 2021, the date of the filing of the Original Filing, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. Accordingly, this Amendment should be read in conjunction with the Original Filing and our filings with the SEC subsequent to the date of the Original Filing.

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

v

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

Our Private Placement Warrants are accounted for as liabilities and the changes in value of our Private Placement Warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). Specifically, the SEC Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are deemed to be similar to those contained in the warrant agreement governing our warrants and those of other SPAC entities. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our Private Placement Warrants, and determined to reclassify the Private Placement Warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, now included on our balance sheet as of December 31, 2020 contained elsewhere in this Annual Report are derivative liabilities related to our Private Placement Warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations in the period of change. As a result of this recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize going forward non-cash gains or losses on our Private Placement Warrants each reporting period until exercised and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020 solely related to the accounting for our Private Placement Warrants in accordance with the guidance set forth in the SEC Staff Statement. If we are unable to develop and maintain an effective system of internal control over financial reporting going forward, we may not be able to accurately report our financial results in a timely manner, which may adversely effect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the SEC Staff Statement on April 12, 2021, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Staff Statement, it was appropriate for us to restate our previously issued audited financial statements as of and for the period ended December 31, 2020. See “—Our Private Placement Warrants are accounted for as liabilities and the changes in value of our Private Placement Warrants could have a material effect on our financial results.” A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. We have determined to classify this circumstance as a material weakness.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We have taken certain actions and continue to evaluate steps to prevent as possible the necessity for restatements going forward. These remediation measures may be time consuming and costly, and there is no assurance that these initiatives will ultimately have the intended effects. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports. In addition to applicable stock exchange listing requirements, investors may in such event lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We, and following our initial business combination, the post-business combination company, may face litigation and other risks as a result of material weaknesses in our internal control over financial reporting.

The restatement described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, the change in accounting for our Private Placement Warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims under federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Amendment No. 1, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our financial statements as of December 31, 2020 and for the period from September 18, 2020 (inception) through December 31, 2020. We are restating our historical financial results for such period to reclassify our Private Placement Warrants as derivative liabilities pursuant to ASC 815-40 rather than as a component of equity as we had previously treated the Private Placement Warrants. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this Amendment and Item 9A: Controls and Procedures, both contained herein.

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

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the Private Placement Warrants as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policy:

Warrant Liability

We account for the Private Placement Warrants in accordance with the guidance contained in ASC 815-40 under which the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Private Placement Warrants as liabilities at their fair value and adjust the Private Placement Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Placement Warrants for periods where no observable traded price was available are valued using a Modified Black-Scholes model.

Derivatives

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants and forward purchase agreements, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-40. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

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

Report of Independent Registered Public Accounting Firm

To the Shareholder and the Board of Directors of

Prospector Capital Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Prospector Capital Corp. (the “Company”), as of December 31, 2020, the related statements of operations, changes in shareholder’s equity and cash flows for the period from September 18, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from September 18, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

New York, New York

July 26, 2021

PROSPECTOR CAPITAL CORP.

BALANCE SHEET

DECEMBER 31, 2020

(AS RESTATED)

ASSETS
Current asset - cash	$7,647,736
Deferred offering costs	444,204
TOTAL ASSETS	$8,091,940

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Accrued offering costs	$311,940
Promissory note — related party	10,000
Total Current Liabilities	321,940

Warrant liability	2,790,000
Total Liabilities	3,111,940

Commitments and Contingencies

Shareholder’s Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding (1)	863
Additional paid-in capital	4,984,137
Accumulated deficit	(5,000)
Total Shareholder’s Equity	4,980,000
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$8,091,940

(1)	Included an aggregate of up to 1,125,000 Class B ordinary shares that were subject to forfeiture if the option to purchase additional Units is not exercised in full or in part by the underwriters (see Note 5). On December 16, 2020, the Sponsor returned 2,875,000 Class B ordinary shares and 2,300,000 Private Placement Warrants to the Company for $2,300,000 (see Note 5). On January 7, 2021, the Company effected a 1:1.2 share capitalization of its Class B ordinary shares. As a result, Class B ordinary shares at December 31, 2020 reflect actual shares issued of 11,500,000 minus the Sponsor returned shares of 2,875,000. All shares and per share amounts have been retroactively restated to reflect the share capitalization.

The accompanying notes are an integral part of the financial statements.

PROSPECTOR CAPITAL CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM SEPTEMBER 18, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Formation and operating costs	$5,000
Net Loss	$(5,000)

Weighted average shares outstanding, basic and diluted (1)	7,500,000

Basic and diluted net loss per ordinary shares	$(0.00)

(1)	Excluded an aggregate of up to 1,125,000 Class B ordinary shares that were subject to forfeiture if the option to purchase additional Units is not exercised in full or in part by the underwriters (see Note 5). On December 16, 2020, the Sponsor returned 2,875,000 Class B ordinary shares and 2,300,000 Private Placement Warrants to the Company for $2,300,000 (see Note 5). On January 7, 2021, the Company effected a 1:1.2 share capitalization of its Class B ordinary shares. As a result, Class B ordinary shares at December 31, 2020 reflect actual shares issued of 11,500,000 minus the Sponsor returned shares of 2,875,000. All shares and per share amounts have been retroactively restated to reflect the share capitalization.

The accompanying notes are an integral part of the financial statements.

PROSPECTOR CAPITAL CORP.

STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY

FOR THE PERIOD FROM SEPTEMBER 18, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED)

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance — September 18, 2020 (inception)	—	$—	$—	$—	$—

Issuance of Class B ordinary shares and Private Placement Warrants to Sponsor, net of the return of 2,875,000 Class B ordinary shares and 2,300,000 Private Placement Warrants for $2,300,000 and net of warrant liability(1)	8,625,000	863	4,984,137	—	4,985,000

Net loss	—	—	—	(5,000)	(5,000)

Balance — December 31, 2020	8,625,000	$863	$4,984,137	$(5,000)	$4,980,000

(1)	Included an aggregate of up to 1,125,000 Class B ordinary shares that were subject to forfeiture if the option to purchase additional Units is not exercised in full or in part by the underwriters (see Note 5). On December 16, 2020, the Sponsor returned 2,875,000 Class B ordinary shares and 2,300,000 Private Placement Warrants to the Company for $2,300,000 (see Note 5). On January 7, 2021, the Company effected a 1:1.2 share capitalization of its Class B ordinary shares. As a result, Class B ordinary shares at December 31, 2020 reflect actual shares issued of 11,500,000 minus the Sponsor returned shares of 2,875,000. All shares and per share amounts have been retroactively restated to reflect the share capitalization.

The accompanying notes are an integral part of the financial statements.

PROSPECTOR CAPITAL CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM SEPTEMBER 18, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(5,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of formation costs through promissory note	5,000
Net cash used in operating activities	—

Cash Flows from Financing Activities:
Proceeds from sale of Class B ordinary shares and Private Placement Warrants	10,075,000
Return of Class B ordinary shares and Private Placement Warrants	(2,300,000)
Payment of deferred offering costs	(127,264)
Net cash provided by financing activities	7,647,736

Net Change in Cash	7,647,736
Cash – Beginning	—
Cash – Ending	$7,647,736

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$311,940
Deferred offering costs paid through promissory note - related party	$5,000

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

The registration statement for the Company’s Initial Public Offering was declared effective on January 7, 2021. On January 12, 2021, the Company consummated the Initial Public Offering of 32,500,000 units (the “Units”), which includes the partial exercise by the underwriter of its over-allotment option in the amount of 2,500,000 Units, at $10.00 per Unit, generating gross proceeds of $325,000,000 which is described in Note 4.

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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Private Placement Warrants as components of equity instead of as derivative liabilities. The warrant agreement governing the Private Placement Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant.

On April 12, 2021, the staff of the Division of Corporation Finance of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). The SEC Statement advises, among other things, that certain adjustments generally present in SPAC warrants preclude such warrants from being accounted for as equity, which terms are similar to those contained in the warrant agreement.

In further consideration of the SEC Statement, the Company’s management further evaluated the Private Placement Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s ordinary shares. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s ordinary shares if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares.

As a result of the above, the Company should have classified the Private Placement Warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the Private Placement Warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the Private Placement Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported cash or investments held in the trust account.

The table below summarizes the effects of the restatement on the financial statements for all periods being restated.

	As Previously Reported	Adjustments	As Restated
Balance sheet as of December 31, 2020
Warrant Liability	$—	$2,790,000	$2,790,000
Total Liabilities	321,940	2,790,000	3,111,940
Additional Paid-in Capital	7,774,137	(2,790,000)	4,984,137
Accumulated Deficit	(5,000)	—	(5,000)
Shareholder’s Equity	7,770,000	(2,790,000)	4,980,000

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

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

Warrant Liability

The Company accounts for the Private Placement Warrants in accordance with the guidance contained in ASC 815-40 under which the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Private Placement Warrants as liabilities at their fair value and adjusts the Private Placement Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Placement Warrants for periods where no observable traded price was available are valued using a Modified Black-Scholes model.

Derivatives

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants and forward purchase agreements, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-40. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage of $250,000. The Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s balance sheet, primarily due to their short-term nature, except for the private Placement warrants (see Note 9).

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4 — INITIAL PUBLIC OFFERING

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

NOTE 5 — RELATED PARTY TRANSACTIONS

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

 Proceeds received in excess of the fair value of the Private Placement Warrants are treated as contributed capital in the Company’s financial statements.

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

NOTE 6 — COMMITMENTS AND CONTINGENCIES

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

NOTE 7 — SHAREHOLDERS’ EQUITY

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

NOTE 8 — WARRANTS

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. The Public warrants, of which none are outstanding at December 31, 2020, will be accounted for as equity and the Private Placement warrants are accounted for as liabilities on the balance sheet.

NOTE 9 — FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Liabilities:
Warrant Liability – Private Placement Warrants	3	2,790,000

The Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the consolidated statement of operations.

The Private Placement Warrants were initially valued using a Modified Black-Scholes model, which is considered to be a Level 3 fair value measurement. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The Modified Black-Scholes model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the ordinary shares. The expected volatility was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates will be implied from the Company’s own Public Warrant pricing.

The following table presents the quantitative information regarding Level 3 fair value measurements of the warrant liability:

At December 16, 2020 (issuance date) and December 31, 2020
Exercise price	$11.50
Stock price	$10.00
Volatility	18.0%
Term	5.00
Risk-free rate	0.36%
Dividend yield	0.0%
Probability of Initial Public Offering	40.0%
Probability of Business Combination	80.0%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement
Fair value as of September 18, 2020	$—
Initial measurement	2,790,000
Fair value as of December 31, 2020	$2,790,000

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the period ended December 31, 2020.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to July 26, 2021, the date that the financial statements were issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Amendment, our management re-evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s Private Placement Warrants as described in the Explanatory Note to this Amendment, our disclosure controls and procedures were not effective as December 31, 2020 and, due to its impact on our financial statements, resulted in a material weakness.

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

Restatement of Previously Issued Financial Statements

On July 1, 2021, we revised our prior position on accounting for warrants and concluded that our previously issued financial statements as of and for the period from September 18, 2020 (inception) through December 31, 2020 should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.) In light of the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index.

Exhibit Number	Description
3.1	Amended and Restated Memorandum and Articles of Association (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39854), filed with the SEC on January 12, 2021).

4.1	Specimen Unit Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-251523), filed with the SEC on December 18, 2020).

4.2	Specimen Ordinary Share Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-251523), filed with the SEC on December 18, 2020).

4.3	Specimen Warrant Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-251523), filed with the SEC on December 18, 2020).

4.4	Warrant Agreement, dated January 7, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39854), filed with the SEC on January 12, 2021).

4.5	Description of Securities (Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K (File No. 001-39854), filed with the SEC on March 31, 2021).

10.1	Letter Agreement, dated January 7, 2021, by and among the Company, its officers, its directors and Prospector Sponsor LLC (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39854), filed with the SEC on January 12, 2021).

10.2	Investment Management Trust Agreement, dated January 7, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39854), filed with the SEC on January 12, 2021).

10.3	Registration Rights Agreement, dated January 7, 2021, by and among the Company, Prospector Sponsor LLC and the other holders party thereto (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39854), filed with the SEC on January 12, 2021).

10.4	Administrative Services Agreement, dated January 7, 2021, by and between the Company and Prospector Sponsor LLC (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39854), filed with the SEC on January 12, 2021).

10.5	Private Placement Warrants Purchase Agreement, dated January 7, 2021, by and among the Company and Prospector Sponsor LLC (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39854), filed with the SEC on January 12, 2021).

10.6	Securities Purchase Agreement, dated September 28, 2020, by and between the Company and Prospector Sponsor LLC (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-251523), filed with the SEC on December 18, 2020).

10.7	Amendment to the Securities Purchase Agreement and Return Agreement, dated December 16, 2020, by and between the Company and Prospector Sponsor LLC (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-251523), filed with the SEC on December 18, 2020).

24.1	Power of Attorney (included on signature pages herein).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Taxonomy Extension Definition Linkbase Document
101.LAB	Taxonomy Extension Label Linkbase Document
101.PRE	Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 26, 2021

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

Name	Title	Date

/s/ Derek Aberle	Chief Executive Officer and Director	July 26, 2021
Derek Aberle

/s/ Nick Stone	Chief Financial Officer and Director	July 26, 2021
Nick Stone

/s/ Steve Altman	Chairman	July 26, 2021
Steve Altman

/s/ Jonathan A. Levy	Director	July 26, 2021
Jonathan A. Levy

/s/ Ron Lumbra	Director	July 26, 2021
Ron Lumbra