Form 10-Q
period 2021-06-30
Prospector Capital Corp.
filed 2021-08-16
CIK 1825473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

As of August 16, 2021, there were 32,500,000 Class A ordinary shares, $0.0001 par value and 8,125,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

PROSPECTOR CAPITAL CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

PROSPECTOR CAPITAL CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$748,858	$7,647,736
Prepaid expenses	274,850	—
Total Current Assets	1,023,708	7,647,736

Deferred offering costs	—	444,204
Investments held in Trust Account	325,008,631	—
TOTAL ASSETS	$326,032,339	$8,091,940

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$157,273	$—
Due to Sponsor	199	—
Accrued offering costs	—	311,940
Promissory note – related party	—	10,000
Total Current Liabilities	157,472	321,940

Warrant liabilities	—	2,790,000
Deferred underwriting fee payable	11,375,000	—
Total Liabilities	11,532,472	3,111,940

Commitments and Contingencies
Class A ordinary shares subject to possible redemption 30,949,986 and no shares at $10.00 per share redemption value at June 30, 2021 and December 31, 2020	309,499,860	—

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,550,014 and no shares issued and outstanding (excluding 30,949,986 and no shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively (1)	155	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,125,000 and 8,625,000 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively (1)	813	863
Additional paid-in capital	8,625,728	4,984,137
Accumulated deficit	(3,626,689)	(5,000)
Total Shareholders’ Equity	5,000,007	4,980,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$326,032,339	$8,091,940

(1)	At December 31, 2020, included up to 1,125,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). As a result of the underwriters’ election to partially exercise their over-allotment option on January 12, 2021 and the forfeiture of the remaining option, 500,000 Class B ordinary shares were forfeited and there are now 8,125,000 Class B ordinary shares issued and outstanding (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROSPECTOR CAPITAL CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2021	2021

General and administrative expenses	$297,107	$636,986
Loss from operations	(297,107)	(636,986)

Other income (expense):
Interest earned on investments held in Trust Account	4,940	8,631
Change in fair value of warrant liabilities	736,666	(2,993,334)
Total other income (expense), net	741,606	(2,984,703)

Net income (loss)	$444,499	$(3,621,689)

Weighted average shares outstanding, Class A redeemable ordinary shares	32,500,000	32,500,000
Basic and diluted net income per share, Class A redeemable ordinary shares	$0.00	$0.00

Weighted average shares outstanding, Class B non-redeemable ordinary shares	8,125,000	8,076,657
Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$0.05	$(0.45)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROSPECTOR CAPITAL CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares (1)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021	—	$—	8,625,000	$863	$4,984,137	$(5,000)	$4,980,000

Sale of 32,500,000 Units, net of underwriting discounts	32,500,000	3,250	—	—	306,604,972	—	306,608,222

Sale of 750,000 Private Placement Warrants, net of warrant liability	—	—	—	—	220,000	—	220,000

Forfeiture of Founder Shares	—	—	(500,000)	(50)	50	—	—

Cancellation of 2,583,333 private placement warrants	—	—	—	—	930,000	—	930,000

Class A Ordinary shares subject to possible redemption	(30,367,203)	(3,037)	—	—	(303,668,993)	—	(303,672,030)

Net loss	—	—	—	—	—	(4,066,188)	(4,066,188)

Balance – March 31, 2021	2,132,797	$213	8,125,000	$813	$9,070,166	$(4,071,188)	$5,000,004

Change in value of Class A Ordinary shares subject to possible redemption	(582,783)	(58)	—	—	(5,827,772)	—	(5,827,830)

Transfer of private warrants to equity	—	—	—	—	5,383,334	—	5,383,334

Net income	—	—	—	—	—	444,499	444,499

Balance – June 30, 2021	1,550,014	$155	8,125,000	$813	$8,625,728	$(3,626,689)	$5,000,007

(1)	At December 31, 2020, included up to 1,125,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). As a result of the underwriters’ election to partially exercise their over-allotment option on January 12, 2021 and the forfeiture of the remaining option, 500,000 Class B ordinary shares were forfeited and there are now 8,125,000 Class B ordinary shares issued and outstanding (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROSPECTOR CAPITAL CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(3,621,689)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(8,631)
Change in fair value of warrant liabilities	2,993,334
Changes in operating assets and liabilities:
Prepaid expenses	(274,850)
Accounts payable and accrued expenses	157,273
Net cash used in operating activities	(754,563)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(325,000,000)
Net cash used in investing activities	(325,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	318,500,000
Proceeds from sale of Private Placement Warrants	750,000
Due to Sponsor	199
Repayment of promissory note – related party	(10,000)
Payment of offering costs	(384,514)
Net cash provided by financing activities	318,855,685

Net Change in Cash	(6,898,878)
Cash – Beginning of period	7,647,736
Cash – End of period	$748,858

Non-Cash investing and financing activities:
Deferred underwriting fee payable	$11,375,000
Initial classification of Class A ordinary shares subject to possible redemption	$310,128,220
Change in value of Class A ordinary shares subject to possible redemption	$(628,360)
Forfeiture of Founder Shares	$(50)
Transfer of private warrant liabilities to equity	$(5,383,334)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROSPECTOR CAPITAL CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from September 18, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

JUNE 30, 2021

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

PROSPECTOR CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Liquidity and Capital Resources

As of June 30, 2021, the Company had $748,858 in its operating bank accounts and working capital of $866,236. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

The Company may raise additional capital through loans or additional investments from the Sponsor or its shareholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or at least one year from the date that the financial statements were issued.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as amended on July 26, 2021, for the period ended December 31, 2020. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

PROSPECTOR CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred in the condensed statements of operations. Offering costs associated with the Class A ordinary shares issued were charged to shareholders’ equity upon the completion of the Initial Public Offering. Offering costs amounting to $18,391,778 were charged to shareholders’ equity upon the completion of the Initial Public Offering. The Company’s deferred underwriting commissions are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at redemption value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

PROSPECTOR CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Public Warrants and Private Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40. Previously, the Private Placement Warrants did not meet the criteria for equity treatment and were recorded as liabilities. Accordingly, the Company classified the Private Placement Warrants as liabilities at their fair value and adjusted the Private Placement Warrants to fair value at each reporting period. This liability was subject to re-measurement at each balance sheet date until exercised, and any change in fair value was recognized in our statements of operations. The Private Placement Warrants for periods where no observable traded price was available were valued using a Modified Black-Scholes model. As of June 30, 2021, the Company executed an agreement whereby the holders of the private warrants will not transfer their warrants to non-affiliated holders. The private warrants are now considered to be indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 and therefore qualify for equity treatment.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net income (Loss) per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the private placement , since the average stock price of the Company’s ordinary shares for the three and six months ended June 30, 2021 was less than the exercise price and therefore, the inclusion of such warrants under the treasury stock method would be anti-dilutive.

The Company’s statements of operations include a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net income (loss) per share, basic and diluted, for Class B non-redeemable ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to Class A redeemable ordinary shares, by the weighted average number of Class B non-redeemable ordinary shares outstanding for the period. Class B non-redeemable ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

PROSPECTOR CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income	$4,940	$8,631
Redeemable Net Earnings	$4,940	$8,631
Denominator: Weighted Average Redeemable Class A Ordinary Shares (1)
Redeemable Class A Ordinary Shares, Basic and Diluted	32,500,000	32,500,000
Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	$0.00	$0.00

Non-Redeemable Class A and B Ordinary Shares
Numerator: Net Income (Loss) minus Redeemable Net Earnings
Net Income (Loss)	$444,499	$(3,621,689)
Less: Redeemable Net Earnings	(4,940)	(8,631)
Non-Redeemable Net Income (Loss)	$439,559	$(3,630,320)
Denominator: Weighted Average Non-Redeemable B Ordinary Shares
Non-Redeemable B Ordinary Shares, Basic and Diluted	8,125,000	8,076,657
Basic and Diluted Net Income (Loss) Per Share, Non-Redeemable Class A and B Ordinary Shares	$0.05	$(0.45)

(1)	For the three and six months ended June 30, 2021, basic and diluted ordinary shares are the same as there are no non-redeemable securities that are dilutive to the Company’s shareholders.

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

Fair Value of Financial Instruments

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). Carrying values for prepaids, accounts payable and accrued expenses approximate fair value.

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

PROSPECTOR CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 32,500,000 Units, which includes a partial exercise by the underwriters of their over-allotment option in the amount of 2,500,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 7).

NOTE 4. RELATED PARTY TRANSACTIONS

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

JUNE 30, 2021

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

Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on January 7, 2021 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay the Sponsor a monthly fee of $10,000 for office space, utilities, secretarial and administrative services. For the three and six months ended June 30, 2021, the Company incurred and paid $30,000 and $60,000 in fees for these services, respectively. At June 30, 2021 and December 31, 2020, there were $60,000 included in accounts payable and accrued expenses in the accompanying condensed balance sheet. There were no amounts included in accrued expenses at December 31, 2020.

Promissory Note — Related Party

On September 18, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) June 30, 2021 and (ii) the completion of the Initial Public Offering. The outstanding amount of $10,000 was repaid on January 22, 2021. Borrowings under the Promissory Note are no longer available.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

NOTE 5. COMMITMENTS AND CONTINGENCIES

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

JUNE 30, 2021

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

NOTE 6. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2021, there were 1,550,014 Class A ordinary shares issued and outstanding, excluding 30,949,986 Class A ordinary shares subject to possible redemption. At December 31, 2020, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 8,125,000 and 8,625,000 Class B ordinary shares issued and outstanding, respectively.

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
JUNE 30, 2021
(Unaudited)

NOTE 7. WARRANTS

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
JUNE 30, 2021
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

As of June 30, 2021, the Company executed an agreement whereby the holders of the private warrants will not transfer their warrants to non-affiliated holders. The private warrants are now considered to be indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15. Therefore, the Public and Private Placement Warrants are accounted for as equity in the balance sheets.

PROSPECTOR CAPITAL CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE 8. FAIR VALUE MEASUREMENTS

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

At June 30, 2021, assets held in the Trust Account were comprised of $325,008,631 in money market funds which are invested primarily in U.S. Treasury Securities. At December 31, 2020 there were no assets held in the Trust Account. Through June 30, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021	December 31, 2020
Assets:
Investments held in Trust Account	1	$325,008,631	$—
Liabilities:
Warrant Liability – Private Placement Warrants	3	$—	$2,790,000

The Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the condensed balance sheets at December 31, 2021 There was no warrant liability at June 30, 2021.

The warrant liabilities were measured at fair value at inception and on a recurring basis, with changes in fair value presented in the condensed statements of operations. As of June 30, 2021, the Company executed an agreement whereby the holders of the private warrants will not transfer their warrants to non-affiliated holders. The private warrants are now considered to be indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 and therefore qualify for equity treatment. At June 30, 2021, the Private Placement Warrants were valued using the Public Warrant price right before they were transferred into equity.

The Private Placement Warrants were valued using a Modified Black-Scholes model, which is considered to be a Level 3 fair value measurement. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

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

PROSPECTOR CAPITAL CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

	January 12, 2021	December 31, 2020
Exercise price	$11.50	$11.50
Stock price	$10.00	$10.00
Expected volatility	20.0%	18.0%
Expected Term	5.00	5.00
Risk-free interest rate	0.50%	0.36%
Dividend yield	0.00%	0.0%
Probability of Business Combination	80.0%	80.0%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement
Fair value as of December 31, 2020	$2,790,000
Initial measurement of 500,000 Private Placement Warrants issued on January 12, 2021 (Initial Public Offering)	530,000
Cancellation of 2,583,333 Private Placement Warrants	(930,000)
Change in fair value	3,730,000
Fair value as of March 31, 2021	6,120,000
Change in fair value	(736,666)
Transfer to Equity	(5,383,334)
Fair value as of June 30, 2021	—

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period in which a change in valuation technique or methodology occurs. As of June 30, 2021, the balance of the Private Placement Warrant liability was transferred to equity as discussed above.

NOTE 9. SUBSEQUENT EVENTS

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 18, 2020 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net income of $444,499, which consists of changes in fair value of warrant liability of $736,666 and an interest earned on investments held in the Trust Account of $4,940, offset by operating costs of $297,107.

For the six months ended June 30, 2021, we had a net loss of $3,621,689, which consists of operating costs of $636,986 and changes in fair value of warrant liability of $2,993,334, offset by interest earned on investments held in the Trust Account of $8,631.

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

For the six months ended June 30, 2021, cash used in operating activities was $754,563. Net loss of $3,621,689 was affected by interest earned on investments held in the Trust Account of $8,631 and changes in fair value of warrant liability of $2,993,334. Changes in operating assets and liabilities used $117,577 of cash for operating activities.

As of June 30, 2021, we had investments held in the Trust Account of $325,008,631 (including $8,631 of interest income) consisting of money market funds, which primarily invest in U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had cash of $748,858. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embeded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Public Warrants and Private Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40. Previously, the Private Placement Warrants did not meet the criteria for equity treatment and were recorded as liabilities. Accordingly, the Company classified the Private Placement Warrants as liabilities at their fair value and adjusted the Private Placement Warrants to fair value at each reporting period. This liability was subject to re-measurement at each balance sheet date until exercised, and any change in fair value was recognized in our statements of operations. The Private Placement Warrants for periods where no observable traded price was available were valued using a Modified Black-Scholes model. As of June 30, 2021, the Company executed an agreement whereby the holders of the Private Placement Warrants will not transfer their warrants to non-affiliated holders. The Private Placement Warrants are now considered to be indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 and therefore qualify for equity treatment.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, solely due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s derivative instruments as liabilities (which are described in the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A filed on July 26, 2021) (the “Restatement”), during the period covered by this report, a material weakness existed and our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we enhanced the supervisory review of accounting procedures in this financial reporting area and expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, this had not been fully remediated.

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

Simultaneous with the consummation of the Initial Public Offering, the Sponsor consummated the private placement of an aggregate of 500,000 Warramts at a price of $1.50 per Private Placement Warrant, generating total proceeds of $750,000. Each whole Private Placement Warrant is exercisable to purchase one share of ordinary shares at an exercise price of $11.50 per share. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROSPECTOR CAPITAL CORP.

Date: August 16, 2021	By:	/s/ Derek Aberle
	Name:	Derek Aberle
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Nick Stone
	Name:	Nick Stone
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)