Form 10-Q
period 2021-09-30
Prospector Capital Corp.
filed 2021-11-12
CIK 1825473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

As of November 12, 2021, there were 32,500,000 Class A ordinary shares, $0.0001 par value and 8,125,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

PROSPECTOR CAPITAL CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Condensed Financial Statements	1
Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1
Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2021 and for the period from September 18, 2020 (Inception) through September 30, 2020	2
Unaudited Condensed Statements of Changes in Shareholders’ (Deficit) Equity for the three and nine months ended September 30, 2021 and for the period from September 18, 2020 (Inception) through September 30, 2020	3
Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2021 and for the period from September 18, 2020 (Inception) through September 30, 2020	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	22

Part II. Other Information	23
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Mine Safety Disclosures	23
Item 5. Other Information	23
Item 6. Exhibits	24

Part III. Signatures	25

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

PROSPECTOR CAPITAL CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$658,112	$7,647,736
Prepaid expenses	137,425	—
Total Current Assets	795,537	7,647,736

Deferred offering costs	—	444,204
Investments held in Trust Account	325,013,624	—
TOTAL ASSETS	$325,809,161	$8,091,940

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued expenses	$409,911	$—
Due to Sponsor	199	—
Accrued offering costs	—	311,940
Promissory note – related party	—	10,000
Total Current Liabilities	410,110	321,940

Warrant liabilities	—	2,790,000
Deferred underwriting fee payable	11,375,000	—
Total Liabilities	11,785,110	3,111,940

Commitments and Contingencies
Class A ordinary shares subject to possible redemption 32,500,000 and no shares at $10.00 per share redemption value at September 30, 2021 and December 31, 2020	325,000,000	—

Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding; excluding 32,500,000 shares subject to redemption at September 30, 2021	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,125,000 and 8,625,000 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively (1)	813	863
Additional paid-in capital	—	4,984,137
Accumulated deficit	(10,976,762)	(5,000)
Total Shareholders’ (Deficit) Equity	(10,975,949)	4,980,000
TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$325,809,161	$8,091,940

(1)	At December 31, 2020, included up to 1,125,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 6). As a result of the underwriters’ election to partially exercise their over-allotment option on January 12, 2021 and the forfeiture of the remaining option, 500,000 Class B ordinary shares were forfeited and there are now 8,125,000 Class B ordinary shares issued and outstanding (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROSPECTOR CAPITAL CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,	Nine Months Ended September 30,	For the Period from September 18, 2020 (Inception) through September 30,
	2021	2021	2020

General and administrative expenses	$480,809	$1,117,795	$5,000
Loss from operations	(480,809)	(1,117,795)	(5,000)

Other income (expense):
Interest earned on investments held in Trust Account	4,993	13,624	—
Change in fair value of warrant liabilities	—	(2,993,334)	—
Total other income (expense), net	4,993	(2,979,710)	—

Net loss	$(475,816)	$(4,097,505)	$(5,000)

Weighted average shares outstanding, Class A ordinary shares	32,500,000	32,390,110	—
Basic and diluted net income per share, Class A ordinary shares	$(0.01)	$(0.10)	$0.00
Weighted average shares outstanding, Class B ordinary shares	8,125,000	8,092,949	7,500,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$(0.01)	$(0.10)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROSPECTOR CAPITAL CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares (1)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — January 1, 2021	—	$—	8,625,000	$863	$4,984,137	$(5,000)	$4,980,000

Sale of 750,000 Private Placement Warrants, net of warrant liability	—	—	—	—	220,000	—	220,000

Forfeiture of Founder Shares	—	—	(500,000)	(50)	50	—	—

Cancellation of 2,583,333 private placement warrants	—	—	—	—	930,000	—	930,000

Accretion for Class A ordinary shares subject to redemption amount	—	—	—	—	(6,134,187)	(12,257,591)	(18,391,778)

Net loss	—	—	—	—	—	(4,066,188)	(4,066,188)

Balance – March 31, 2021 (unaudited)	—	$—	8,125,000	$813	$—	$(16,328,779)	$(16,327,966)

Accretion for Class A ordinary shares subject to redemption amount	—	—	—	—	(5,383,334)	5,383,334	—

Transfer of private warrants to equity	—	—	—	—	5,383,334	—	5,383,334

Net income	—	—	—	—	—	444,499	444,499

Balance – June 30, 2021 (unaudited)	—	$—	8,125,000	$813	$—	$(10,500,946)	$(10,500,133)

Net loss	—	—	—	—	—	(475,816)	(475,816)

Balance – September 30, 2021 (unaudited)	—	$—	8,125,000	$813	$—	$(10,976,762)	$(10,975,949)

FOR THE PERIOD FROM SEPTEMBER 18, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — September 18, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares	—	—	11,500,000	1,150	23,850	—	25,000

Purchase of 10,050,000 Private Placement, net of warrant liability	—	—	—	—	6,432,000	—	6,432,000

Cancellation of Class B ordinary shares	—	—	(2,875,000)	(287)	(2,299,713)	—	(2,300,000)

Net loss	—	—	—	—	—	(5,000)	(5,000)

Balance – September 30, 2020 (unaudited)	—	$—	8,625,000	$863	$4,156,137	$(5,000)	$4,152,000

(1)	At December 31, 2020, included up to 1,125,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 6). As a result of the underwriters’ election to partially exercise their over-allotment option on January 12, 2021 and the forfeiture of the remaining option, 500,000 Class B ordinary shares were forfeited and there are now 8,125,000 Class B ordinary shares issued and outstanding (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROSPECTOR CAPITAL CORP.

CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,	For the Period from September 18, 2020 (Inception) through September 30,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$(4,097,505)	$(5,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation cost paid by Sponsor in exchange for issuance of Founder Shares	—	5,000
Interest earned on investments held in Trust Account	(13,624)	—
Change in fair value of warrant liabilities	2,993,334	—
Changes in operating assets and liabilities:
Prepaid expenses	(137,425)	—
Accrued expenses	409,911	—
Net cash used in operating activities	(845,309)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(325,000,000)	—
Net cash used in investing activities	(325,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	318,500,000	—
Proceeds from sale of Private Placement Warrants	750,000	9,025,000
Due to Sponsor	199	1,050,000
Repayment of promissory note – related party	(10,000)	—
Payment of offering costs	(384,514)	—
Net cash provided by financing activities	318,855,685	10,075,000

Net Change in Cash	(6,989,624)	10,075,000
Cash – Beginning	7,647,736	—
Cash – Ending	$658,112	$10,075,000

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$59,419
Offering costs paid through promissory note	$—	$5,000
Deferred underwriting fee payable	$11,375,000	$—
Forfeiture of Founder Shares	$(50)	$—
Transfer of private warrant liabilities to equity	$(5,383,334)	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROSPECTOR CAPITAL CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from September 18, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Following the closing of the Initial Public Offering on January 12, 2021, an amount of $325,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the private placement warrants (the “Private Placement Warrants”) was placed in a trust account (the “Trust Account”), and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earliest of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

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

The Company will provide the holders of the public shares (the “Public Shareholders” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially $10.00 per Public Share), including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to certain limitations as described in the prospectus. The per-share amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

PROSPECTOR CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares it will receive if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

PROSPECTOR CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Liquidity and Capital Resources

As of September 30, 2021, the Company had $658,112 in its operating bank accounts and working capital of $385,427. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

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

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s unaudited condensed financial statements as of and for the quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Public Shares in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A ordinary shares subject to possible redemption be equal to the redemption value of $10.00 per Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A ordinary shares as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.

As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued Initial Public Offering Balance Sheet and Form 10-Q’s will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

The conclusion to present all redeemable Class A ordinary shares as temporary equity resulted in a change to how non-cash Initial classification of Class A ordinary shares subject to redemption and non-cash Change in value of Class A ordinary shares subject to possible redemption are presented in the statement of cash flows. Historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also revised its income (loss) per ordinary share calculation to allocate net income (loss) evenly to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the revision on the Company’s financial statements is reflected in the following table.

Balance Sheet as of January 12, 2021 (audited)	As Previously Reported	Adjustment	As Revised
Class A ordinary shares subject to possible redemption	$304,121,550	$20,878,450	$325,000,000
Class A ordinary shares	$209	$(209)	$—
Additional paid-in capital	$8,620,650	$(8,620,650)	$—
Accumulated deficit	$(3,621,667)	$(12,257,591)	$(15,879,258)
Total Shareholders’ Equity (Deficit)	$5,000,005	$(20,878,450)	$(15,878,445)

PROSPECTOR CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A, as amended on July 26, 2021, for the period ended December 31, 2020. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

PROSPECTOR CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the condensed statements of operations. Offering costs associated with the Class A ordinary shares issued were initially charged to temporary equity and then accreted to ordinary shares subject to redemption upon the completion of the Initial Public Offering. Offering costs amounting to $18,391,778 were charged to shareholders’ equity upon the completion of the Initial Public Offering. The Company’s deferred underwriting commissions are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at redemption value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

PROSPECTOR CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

At September 30, 2021, the Class A ordinary shares reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$325,000,000
Less:
Class A ordinary shares issuance costs	(18,391,778)
Plus:
Accretion of carrying value to redemption value	18,391,778

Class A ordinary shares subject to possible redemption	$325,000,000

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Public Warrants and Private Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40. Previously, the Private Placement Warrants did not meet the criteria for equity treatment and were recorded as liabilities. Accordingly, the Company classified the Private Placement Warrants as liabilities at their fair value and adjusted the Private Placement Warrants to fair value at each reporting period. This liability was subject to re-measurement at each balance sheet date until exercised, and any change in fair value was recognized in our statements of operations. The Private Placement Warrants for periods where no observable traded price was available were valued using a Modified Black-Scholes model. On June 30, 2021, the Company executed an agreement whereby the holders of the private warrants will not transfer their warrants to non-affiliated holders. The private warrants are now considered to be indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 and therefore qualify for equity treatment.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating income (loss) per ordinary share. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,500,000 Class A ordinary shares in the aggregate. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

PROSPECTOR CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021		For the Period from September 18, 2020 (Inception) Through September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$(380,653)	$(95,163)	$(3,278,375)	$(819,130)	$—	$(5,000)
Denominator:
Basic and diluted weighted average shares outstanding	32,500,000	8,125,000	32,390,110	8,092,949	—	7,500,000

Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)	$(0.10)	$(0.10)	$—	$(0.00)

(1)	For the three and nine months ended September 30, 2021, basic and diluted ordinary shares are the same as there are no non-redeemable securities that are dilutive to the Company’s shareholders.

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

SEPTEMBER 30, 2021

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas.  ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted.  The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

SEPTEMBER 30, 2021

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

Administrative Services Agreement

The Company entered into an agreement, commencing on January 7, 2021 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay the Sponsor a monthly fee of $10,000 for office space, utilities, secretarial and administrative services. For the three and nine months ended September 30, 2021, the Company incurred $30,000 and $90,000 in fees for these services, respectively. At September 30, 2021 there were $90,000 included in accrued expenses in the accompanying condensed balance sheets. There were no amounts included in accrued expenses at December 31, 2020.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PROSPECTOR CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

NOTE 7. SHAREHOLDERS’ EQUITY (DEFICIT)

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2021, there were 32,500,000 Class A ordinary shares issued and outstanding, all of which are subject to possible redemption and are presented as temporary equity. At December 31, 2020, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 8,125,000 and 8,625,000 Class B ordinary shares issued and outstanding, respectively.

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
SEPTEMBER 30, 2021
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
SEPTEMBER 30, 2021
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

On June 30, 2021, the Company executed an agreement whereby the holders of the private warrants will not transfer their warrants to non-affiliated holders. The private warrants are now considered to be indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15. Therefore, the Public and Private Placement Warrants are accounted for as equity in the balance sheets.

PROSPECTOR CAPITAL CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

NOTE 9. FAIR VALUE MEASUREMENTS

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts. Securities invested in money market funds are recorded based on quoted market prices in active market.

At September 30, 2021, assets held in the Trust Account were comprised of $325,013,624 in money market funds which are invested primarily in U.S. Treasury Securities. At December 31, 2020 there were no assets held in the Trust Account. Through September 30, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021	December 31, 2020
Assets:
Investments held in Trust Account	1	$325,013,624	$—
Liabilities:
Warrant Liability – Private Placement Warrants	3	$—	$2,790,000

The Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the condensed balance sheets at December 31, 2021 There was no warrant liability at September 30, 2021.

The warrant liabilities were measured at fair value at inception and on a recurring basis, with changes in fair value presented in the condensed statements of operations. On June 30, 2021, the Company executed an agreement whereby the holders of the private warrants will not transfer their warrants to non-affiliated holders. The private warrants are now considered to be indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 and therefore qualify for equity treatment. On June 30, 2021, the Private Placement Warrants were valued using the Public Warrant price right before they were transferred into equity.

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

PROSPECTOR CAPITAL CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

	January 12, 2021	December 31, 2020
Exercise price	$11.50	$11.50
Stock price	$10.00	$10.00
Expected volatility	20.0%	18.0%
Expected Term	5.00	5.00
Risk-free interest rate	0.50%	0.36%
Dividend yield	0.00%	0.0%
Probability of Business Combination	80.0%	80.0%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement
Fair value as of December 31, 2020	$2,790,000
Initial measurement of 500,000 Private Placement Warrants issued on January 12, 2021 (Initial Public Offering)	530,000
Cancellation of 2,583,333 Private Placement Warrants	(930,000)
Change in fair value	3,730,000
Fair value as of March 31, 2021	6,120,000
Change in fair value	(736,666)
Transfer to Equity	(5,383,334)
Fair value as of June 30, 2021	—
Change in fair value	—
Fair value as of September 30, 2021	—

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period in which a change in valuation technique or methodology occurs. During the nine months ended September 30, 2021, the balance of the Private Placement Warrant liability was transferred to equity.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 18, 2020 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net loss of $475,816, which consists of interest earned on investments held in the Trust Account of $4,993, offset by operating costs of $480,809.

For the nine months ended September 30, 2021, we had a net loss of $4,097,505, which consists of changes in fair value of warrant liability of $2,993,334, interest earned on investments held in the Trust Account of $13,624, offset by operating costs of $1,117,795.

For the period from September 18, 2020 (inception) through September 30, 2020, we had a net loss of $5,000, which consists of formation and operational costs.

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

For the nine months ended September 30, 2021, cash used in operating activities was $845,309. Net loss of $4,097,505 was affected by interest earned on investments held in the Trust Account of $13,624 and changes in fair value of warrant liability of $2,993,334. Changes in operating assets and liabilities provided $272,486 of cash for operating activities.

For the period from September 18, 2020 (inception) through September 30, 2020, cash used in operating activities was $0. Net loss of $5,000 was offset by the formation cost paid by Sponsor in exchange for issuance of founder shares.

As of September 30, 2021, we had investments held in the Trust Account of $325,013,624 (including $13,624 of interest income) consisting of money market funds, which primarily invest in U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2021, we had cash of $658,112. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Public Warrants and Private Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40. Previously, the Private Placement Warrants did not meet the criteria for equity treatment and were recorded as liabilities. Accordingly, the Company classified the Private Placement Warrants as liabilities at their fair value and adjusted the Private Placement Warrants to fair value at each reporting period. This liability was subject to re-measurement at each balance sheet date until exercised, and any change in fair value was recognized in our statements of operations. The Private Placement Warrants for periods where no observable traded price was available were valued using a Modified Black-Scholes model. On June 30, 2021, the Company executed an agreement whereby the holders of the Private Placement Warrants will not transfer their warrants to non-affiliated holders. The Private Placement Warrants are now considered to be indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 and therefore qualify for equity treatment.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity (deficit) section of our condensed balance sheets.

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary shares is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating income (loss) per share. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas.  ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We are currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of September 30, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Simultaneous with the consummation of the Initial Public Offering, the Sponsor consummated the private placement of an aggregate of 500,000 Warrants at a price of $1.50 per Private Placement Warrant, generating total proceeds of $750,000. Each whole Private Placement Warrant is exercisable to purchase one share of ordinary shares at an exercise price of $11.50 per share. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

PROSPECTOR CAPITAL CORP.

Date: November 12, 2021	By:	/s/ Derek Aberle
	Name:	Derek Aberle
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Nick Stone
	Name:	Nick Stone
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)