Form 10-Q/A
period 2021-09-30
Prospector Capital Corp.
filed 2021-12-17
CIK 1825473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

As of December 17, 2021, there were 32,500,000 Class A ordinary shares, $0.0001 par value and 8,125,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

PROSPECTOR CAPITAL CORP.

FORM 10-Q/A FOR THE QUARTER ENDED SEPTEMBER 30, 2021

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Condensed Financial Statements	1
Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1
Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2021 and for the period from September 18, 2020 (Inception) through September 30, 2020	2
Unaudited Condensed Statements of Changes in Shareholders’ (Deficit) Equity for the three and nine months ended September 30, 2021 and for the period from September 18, 2020 (Inception) through September 30, 2020	3
Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2021 and for the period from September 18, 2020 (Inception) through September 30, 2020	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	23

Part II. Other Information	24
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	24
Item 4. Mine Safety Disclosures	24
Item 5. Other Information	24
Item 6. Exhibits	25

Part III. Signatures	26

i

EXPLANATORY NOTE

Prospector Capital Corp. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021 (this “Quarterly Report”) to amend and restate certain terms in its Quarterly Report on Form 10-Q for the quarterly period September 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2021 (the “Original Quarterly Report”).

Background of Restatement

The Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable Class A ordinary shares, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “Initial Public Offering”) on January 12, 2021. Historically, a portion of the Public Shares were classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated certificate of incorporation (the “Charter”). Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with the 10-Q/A filing, the Company revised this interpretation to include temporary equity in net tangible assets. Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income and losses of the Company

Therefore, on December 13, 2021, the Company’s management, together with the audit committee of the Company’s board of directors (the “Audit Committee”), concluded that the Company’s previously issued financial statements and other financial data as of January 12, 2021 (the Initial Public Offering), filed with the SEC on January 19, 2021, (i) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on July 27, 2021; and (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in this Form 10-Q/A.

The restatement does not have an impact on the Company’s cash position and cash held in the trust account established in connection with the Initial Public Offering (the “Trust Account”).

The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Form 10-Q/A, and the financial statements and related financial information contained in the Original Quarterly Report should no longer be relied upon. On December 14, 2021, the Company filed a report on Form 8-K disclosing the non-reliance on the financial statements included in the Original Quarterly Report.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the errors described above, and the filing of the Form 10-Q, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Form 10-Q/A.

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

PROSPECTOR CAPITAL CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares (1)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — January 1, 2021	—	$—	8,625,000	$863	$4,984,137	$(5,000)	$4,980,000

Sale of 750,000 Private Placement Warrants, net of warrant liability	—	—	—	—	220,000	—	220,000

Forfeiture of Founder Shares	—	—	(500,000)	(50)	50	—	—

Cancellation of 2,583,333 private placement warrants	—	—	—	—	930,000	—	930,000

Accretion for Class A ordinary shares subject to redemption amount	—	—	—	—	(6,134,187)	(12,257,591)	(18,391,778)

Net loss	—	—	—	—	—	(4,066,188)	(4,066,188)

Balance – March 31, 2021 (unaudited) (see Note 2 – as restated)	—	$—	8,125,000	$813	$—	$(16,328,779)	$(16,327,966)

Accretion for Class A ordinary shares subject to redemption amount	—	—	—	—	(5,383,334)	5,383,334	—

Transfer of private warrants to equity	—	—	—	—	5,383,334	—	5,383,334

Net income	—	—	—	—	—	444,499	444,499

Balance – June 30, 2021 (unaudited) (see Note 2 – as restated)	—	$—	8,125,000	$813	$—	$(10,500,946)	$(10,500,133)

Net loss	—	—	—	—	—	(475,816)	(475,816)

Balance – September 30, 2021 (unaudited)	—	$—	8,125,000	$813	$—	$(10,976,762)	$(10,975,949)

FOR THE PERIOD FROM SEPTEMBER 18, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — September 18, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares	—	—	11,500,000	1,150	23,850	—	25,000

Purchase of 10,050,000 Private Placement, net of warrant liability	—	—	—	—	6,432,000	—	6,432,000

Cancellation of Class B ordinary shares	—	—	(2,875,000)	(287)	(2,299,713)	—	(2,300,000)

Net loss	—	—	—	—	—	(5,000)	(5,000)

Balance – September 30, 2020 (unaudited)	—	$—	8,625,000	$863	$4,156,137	$(5,000)	$4,152,000

(1)	At December 31, 2020, included up to 1,125,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 6). As a result of the underwriters’ election to partially exercise their over-allotment option on January 12, 2021 and the forfeiture of the remaining option, 500,000 Class B ordinary shares were forfeited and there are now 8,125,000 Class B ordinary shares issued and outstanding (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROSPECTOR CAPITAL CORP.

CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,	For the Period from September 18, 2020 (Inception) through September 30,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$(4,097,505)	$(5,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation cost paid by Sponsor in exchange for issuance of Founder Shares	—	5,000
Interest earned on investments held in Trust Account	(13,624)	—
Change in fair value of warrant liabilities	2,993,334	—
Changes in operating assets and liabilities:
Prepaid expenses	(137,425)	—
Accrued expenses	409,911	—
Net cash used in operating activities	(845,309)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(325,000,000)	—
Net cash used in investing activities	(325,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	318,500,000	—
Proceeds from sale of Private Placement Warrants	750,000	9,025,000
Due to Sponsor	199	1,050,000
Repayment of promissory note – related party	(10,000)	—
Payment of offering costs	(384,514)	—
Net cash provided by financing activities	318,855,685	10,075,000

Net Change in Cash	(6,989,624)	10,075,000
Cash – Beginning	7,647,736	—
Cash – Ending	$658,112	$10,075,000

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$59,419
Offering costs paid through promissory note	$—	$5,000
Deferred underwriting fee payable	$11,375,000	$—
Forfeiture of Founder Shares	$(50)	$—
Transfer of private warrant liabilities to equity	$(5,383,334)	$—

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s unaudited condensed financial statements as of and for the quarterly period ended September 30, 2021, the Company concluded it should restate its financial statements to classify all Public Shares in temporary equity. In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A ordinary shares subject to possible redemption be equal to the redemption value of $10.00 per Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A ordinary shares as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.

As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also restated its income (loss) per ordinary share calculation to allocate net income (loss) evenly to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

PROSPECTOR CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The impact of the restatement on the Company’s financial statements is reflected in the following table.

	As Previously Reported	Adjustment	As Restated
Condensed Balance Sheet as of March 31, 2021 (unaudited)
Class A ordinary shares subject to possible redemption	$303,672,030	$21,327,970	$325,000,000
Class A ordinary shares	$213	$(213)	$—
Additional paid-in capital	$9,070,166	$(9,070,166)	$—
Accumulated deficit	$(4,071,188)	$(12,257,591)	$(16,328,779)
Total Shareholders’ Equity (Deficit)	$5,000,004	$(21,327,970)	$(16,327,966)
Shares subject to redemption	30,367,203	2,132,797	32,500,000

Condensed Balance Sheet as of June 30, 2021 (unaudited)
Class A ordinary shares subject to possible redemption	$309,499,860	$15,500,140	$325,000,000
Class A ordinary shares	$155	$(155)	$—
Additional paid-in capital	$8,625,728	$(8,625,728)	$—
Accumulated deficit	$(3,626,689)	$(6,874,257)	$(10,500,946)
Total Shareholders’ Equity (Deficit)	$5,000,007	$(15,500,140)	$(10,500,133)
Shares subject to redemption	30,949,986	1,550,014	32,500,000

Condensed Statement of Operations for the Three Months Ended March 31, 2021 (unaudited)
Weighted average shares outstanding of Class A redeemable ordinary shares	32,500,000	(4,333,333)	28,166,667
Basic and diluted net loss per share, Class A redeemable ordinary shares	$—	$(0.11)	$(0.11)
Weighted average shares outstanding of Class B redeemable ordinary shares	8,027,778	—	8,027,778
Basic and diluted net income (loss) per share, Class B redeemable ordinary shares	$(0.51)	$0.40	$(0.11)

Condensed Statement of Operations for the Three Months Ended June 30, 2021 (unaudited)
Weighted average shares outstanding of Class A redeemable ordinary shares	32,500,000	—	32,500,000
Basic and diluted net income per share, Class A redeemable ordinary shares	$—	$0.01	$0.01
Weighted average shares outstanding of Class B redeemable ordinary shares	8,125,000	—	8,125,000
Basic and diluted net income (loss) per share, Class B redeemable ordinary shares	$0.05	$(0.04)	$0.01

Condensed Statement of Operations for the Six Months Ended June 30, 2021 (unaudited)
Weighted average shares outstanding of Class A redeemable ordinary shares	32,500,000	(2,154,696)	30,345,304
Basic and diluted net loss per share, Class A redeemable ordinary shares	$—	$(0.09)	$(0.09)
Weighted average shares outstanding of Class B redeemable ordinary shares	8,076,657	—	8,076,657
Basic and diluted net income (loss) per share, Class B redeemable ordinary shares $	(0.45)	$0.36	$(0.09)

Condensed Statement of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2021 (unaudited)
Sale of 32,500,000 Units, net of underwriting discounts	$306,608,222	$(306,608,222)	$—
Class A ordinary shares subject to redemption	$(303,672,030)	$303,672,030	$—
Change in value of Class A ordinary shares subject to redemption	$2,936,192	$(2,936,192)	$—
Accretion for Class A ordinary shares subject to redemption amount	$—	$(18,391,778)	$(18,391,778)

Condensed Statement of Changes in Shareholders’ Equity for the Three Months Ended June 30, 2021 (unaudited)
Change in value of Class A ordinary shares subject to redemption	$(5,827,830)	$5,827,830	$—

Condensed Statement of Changes in Shareholders’ Equity for the Six Months Ended June 30, 2021 (unaudited)
Sale of 32,500,000 Units, net of underwriting discounts	$306,608,222	$(306,608,222)	$—
Class A ordinary shares subject to redemption	$(303,672,030)	$303,672,030	$—
Change in value of Class A ordinary shares subject to redemption	$(2,891,638)	$2,891,638	$—
Accretion for Class A ordinary shares subject to redemption amount	$—	$(18,391,778)	$(18,391,778)

Condensed Statement of Cash Flows for the Three Months Ended March 31, 2021 (unaudited)
Initial classification of Class A ordinary shares subject to redemption	$304,121,550	$20,878,450	$325,000,000
Change in value of Class A ordinary shares subject to redemption	$(449,520)	$449,520	$—

Condensed Statement of Cash Flows for the Six Months Ended June 30, 2021 (unaudited)
Initial classification of Class A ordinary shares subject to redemption	$310,128,220	$14,871,780	$325,000,000
Change in value of Class A ordinary shares subject to redemption	$(628,360)	$628,360	—

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

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than the restatement discussed in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

This Management’s Discussion and Analysis of Financial Condition has been amended and restated to give effect to the restatement of our financial statements as of March 31, 2021 and June 30, 2021. Management concluded it should restate its financial statements to classify all Public Shares in temporary equity. In accordance with ASC 480, paragraph10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary shares while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A ordinary shares as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q/A present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended September 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

As described elsewhere in this Quarterly Report on Form 10-Q/A, we have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments, including application of ASC 480-10-S99-3A to its accounting classification of public shares. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2021. See “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part I. Item 4. Controls and Procedures included in this Quarterly Report on Form 10-Q/A. We have taken a number of measures to remediate the material weaknesses described herein. However, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our shares of Class A ordinary shares are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our share price may decline as a result. We cannot assure you that any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

PROSPECTOR CAPITAL CORP.

Date: December 17, 2021	By:	/s/ Derek Aberle
	Name:	Derek Aberle
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: December 17, 2021	By:	/s/ Nick Stone
	Name:	Nick Stone
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)