Form 10-K
period 2021-12-31
Prospector Capital Corp.
filed 2022-03-28
CIK 1825473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 30, 2021, the last business day of the Company’s most recently completed second fiscal quarter was $315,250,000 based on the last time ordinary shares were sold.

As of March 28, 2022 the Registrant had 32,500,000 of its Class A ordinary shares, $0.0001 par value per share, and 8,125,000 of its Class B ordinary shares, $0.0001 par value per share, outstanding.

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

ITEM 1. BUSINESS.

Introduction

We are a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with us.

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

On January 12, 2021, we consummated our initial public offering (“IPO” or the “Public Offering”) of 32,500,000 units (the “Units”), including the issuance of 2,500,000 Units as a result of the underwriters’ exercise in part of their option to purchase additional Units. Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (“Class A ordinary shares”), and one-third of one redeemable warrant of the Company (“Warrant”), with each whole Warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $325,000,000.

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

A total of $325,000,000, comprised of $318,500,000 of the proceeds from the IPO (which amount includes $11,375,000 of the underwriters’ deferred discount) and $6,500,000 of the proceeds of sales of the private placement warrants to the Sponsor, including the Pricing Private Placement, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer& Trust Company, acting as trustee. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its taxes, the funds held in the trust account will not be released from the trust account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of any Class A ordinary shares included in the Units sold in the IPO (“public shares”) properly tendered in connection with a shareholder vote to amend the Company’s Amended Charter to modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial business combination or to redeem 100% of the public shares if the Company does not complete its initial business combination by January 12, 2023 or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity and (iii) the redemption of the public shares if the Company is unable to complete an initial business combination by January 12, 2023, subject to applicable law.

After the payment of underwriting discounts and commissions (excluding the deferred portion of $11,375,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our initial business combination if consummated) and approximately $516,778 in expenses relating to the Public Offering, $1,041,662 of the net proceeds of the Public Offering and Pricing Private Placement was not deposited into the Trust Account and was retained by us for working capital purposes. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest. As of January 12, 2021 there was $325,000,000 in investments and cash held in the Trust Account and $1,041,662 of cash held outside the Trust Account available for working capital purposes. As of December 31, 2021, none of the funds had been withdrawn from the Trust Account to fund the Company’s working capital expenses.

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

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete an initial business combination with a target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA or a valuation or appraisal firm that such an initial business combination is fair to our company from a financial point of view. Our amended and restated memorandum and articles of association provides that a target will not be deemed an affiliate solely by virtue of ownership by our sponsor or its affiliates, or any of their or our executive officers or directors, of less than 10% of its ordinary shares, individually or in the aggregate.

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

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors, or from completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm, that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Our amended and restated memorandum and articles of association provide that a target will not be deemed an affiliate solely by virtue of ownership by our sponsor or its affiliates, or any of their or our executive officers or directors, of less than 10% of its ordinary shares, individually or in the aggregate.

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

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial shareholders, directors, officers, advisors or their affiliates may purchase shares or Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or Warrants in such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

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

The purpose of any such purchases of shares could be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of Warrants could be to reduce the number of Warrants outstanding or to vote such Warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or Warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by negative impacts on the global economy, capital markets or other geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities.

The United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe. The United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a business combination and any target business with which we ultimately consummate a business combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities, cross-border transactions or our ability to raise equity or debt financing in connection with any particular business combination. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

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

If we seek shareholder approval of our initial business combination, our sponsor, initial shareholders, directors, officers, advisors and their affiliates may elect to purchase shares or Warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares or Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of shares our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or Warrants in such transactions. Such purchases may include a contractual acknowledgment that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of Warrants could be to reduce the number of Warrants outstanding or to vote such Warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or Warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

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

As a result, now included on our balance sheet as of December 31, 2021 contained elsewhere in this Annual Report are derivative liabilities related to our private placement warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations in the period of change. As a result of this recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize going forward non-cash gains or losses on our private placement warrants each reporting period until exercised and that the amount of such gains or losses could be material.

We have identified material weaknesses in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

After consultation with our independent registered public accounting firm, our management concluded that we identified material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weaknesses. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We, and following our initial business combination, the post-business combination company, may face litigation and other risks as a result of material weaknesses in our internal control over financial reporting.

As a result of the material weaknesses in our internal control over financial reporting, the change in accounting for the warrants, the change in accounting for the public shares, and other matters raised or that may in the future be raised by the SEC, we potentially face litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses and the preparation of our financial statements. As of the date of this Annual Report on Form 10-K, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association requires a special resolution under Cayman Islands law, being the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the company, and amending our warrant agreement requires a vote of holders of at least 50% of the Warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association requires us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination within 24 months of the closing of the IPO or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

An investment in the IPO may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the Units we are issuing in the IPO, the allocation an investor makes with respect to the purchase price of a Unit between the Class A ordinary shares and the one-third of one Warrant to purchase one Class A ordinary share included in each Unit could be challenged by the IRS or courts. In addition, the U.S. federal income tax consequences of a cashless exercise of Warrants included in the Units issued in the IPO is unclear under current law. Finally, it is unclear whether the redemption rights with respect to our ordinary shares suspend the running of a U.S. Holder’s (as defined in section titled “Taxation — United States Federal Income Tax Considerations — U.S. Holders”) holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A ordinary shares is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividend income” for U.S. federal income tax purposes.

We may amend the terms of the warrants in a manner that may be adverse to holders of Warrants with the approval by the holders of at least 50% of the then outstanding Warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or to correct any defective provision or mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in the prospectus, (ii) adjusting the provisions relating to cash dividends on ordinary shares as contemplated by and in accordance with the warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least 50% of the then-outstanding Warrants is required to make any change that adversely affects the interests of the registered holders of Warrants. Accordingly, we may amend the terms of the Warrants in a manner adverse to a holder of Warrants if holders of at least 50% of the then outstanding Warrants approve of such amendment. Although our ability to amend the terms of the Warrants with the consent of at least 50% of the then outstanding Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

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

Each Unit contains one-third of one Warrant. Pursuant to the warrant agreement, no fractional warrants were issued upon separation of the Units, and only whole Units trade. If, upon exercise of the Warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one ordinary share and one warrant to purchase one whole share. We have established the components of the Units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the Warrants will be exercisable in the aggregate for one-third of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our Units to be worth less than if it included a warrant to purchase one whole share.

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

You may only be able to exercise your Warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer Class A ordinary shares from such exercise than if you were to exercise such warrants for cash.

The warrant agreement provides that in the following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the Class A ordinary shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the warrant agreement; (ii) if we have so elected and the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the Warrants for redemption. If you exercise your Warrants on a cashless basis under the circumstances described in clauses (i) and (ii) in the preceding sentence, you would pay the warrant exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” of our Class A ordinary shares (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the Class A ordinary shares for the 10 trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer Class A ordinary shares from such exercise than if you were to exercise such warrants for cash.

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

ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2021, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S ORDINARY EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Our Units, Class A ordinary shares and Warrants listed on Nasdaq under the symbols “PRSRU,” “PRSR” and “PRSRW”, respectively.

(b) Holders

As of December 31, 2021, there was one holder of record of our Units, one holder of record of our Class A ordinary shares, one holder of record of our Class B ordinary shares and two holders of record of our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose Units, Class A ordinary shares and warrants are held of record by banks, brokers and other financial institutions.

(c) Dividends

We have not paid any cash dividends on our Class A ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Performance Graph

Not required for smaller reporting companies.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

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

Net proceeds of $325,000,000 from the Public Offering and the sale of the private placement warrants, including deferred underwriting discounts of approximately $11,375,000, are held in the Trust Account as of December 31, 2021. We paid $6,500,000 in underwriting discounts and incurred offering costs of approximately $516,778 related to the Public Offering. In addition, the Underwriters agreed to defer approximately $11,375,000 in underwriting discounts, which amount will be payable when and if a business combination is consummated. No payments were made by us to directors, officers or persons owning ten percent or more of our ordinary shares or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from the Public Offering as described in our final prospectus dated January 7, 2021 which was filed with the SEC.

ITEM 6. [RESERVED]

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

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company’s management and the audit committee of the Company’s board of directors concluded that the Company’s previously issued financial statements and other financial data as of January 12, 2021 (the Initial Public Offering), filed with the SEC on January 19, 2021, (i) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on July 27, 2021; and (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021, should be restated to report all Public Shares as temporary equity and should no longer be relied upon.

Except for the audited balance sheet as of January 12, 2021 which will be restated in this 10-K filing, the Company has restated its financial statements for the period ended March 31, 2021 and June 30, 2021 in the September 30, 2021 form 10-Q/A filed with the SEC on December 17, 2021.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 18, 2020 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2021, we had a net loss of $4,403,334, which consists of changes in fair value of warrant liabilities of $2,993,334 and operating costs of $1,429,293, offset by interest earned on investments held in the Trust Account of $19,293.

For the period from September 18, 2020 (inception) through December 31, 2020, we had a net loss of $5,000, which consists of formation and operational costs.

Liquidity and Capital Resources

On January 12, 2021, we consummated the Initial Public Offering of 32,500,000 Units at $10.00 per Unit, generating gross proceeds of $325,000,000 which is described in Note 5. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 500,000 Private Placement Warrants to the Sponsor at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $750,000.

Following the Initial Public Offering, the partial exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $325,000,000 was placed in the Trust Account. We incurred $18,391,778 in transaction costs, including $6,500,000 of underwriting fees, $11,375,000 of deferred underwriting fees and $516,778 of other costs.

For the year ended December 31, 2021, cash used in operating activities was $875,789. Net loss of $4,403,334 was affected by interest earned on investments held in the Trust Account of $19,293 and changes in fair value of warrant liability of $2,993,334. Changes in operating assets and liabilities provided $553,504 of cash for operating activities.

For the period from September 18, 2020 (inception) through December 31, 2020, cash used in operating activities was $0. Net loss of $5,000 was offset by the formation cost paid by Sponsor in exchange for issuance of founder shares.

As of December 31, 2021, we had investments held in the Trust Account of $325,019,293 (including $19,293 of interest income) consisting of money market funds, which primarily invest in U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2021, we had cash of $627,632. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Going Concern

We have until January 12, 2023 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after January 12, 2023.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

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

Warrants

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity (deficit) section of our balance sheets.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2020-06 effective as of January 15, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information appears following Item 16 of this Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting for the year ended December 31, 2021.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

We are in the process of implementing changes to our internal control over financial reporting to remediate such material weakness, as more fully described above. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. Other than as described above, there were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Derek Aberle	52	Chief Executive Officer and Director
Nick Stone	44	Chief Financial Officer and Director
Steve Altman	60	Chairman
Jonathan A. Levy	61	Director
Ron Lumbra	60	Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during the fiscal year ended December 31, 2021, all Section 16(a) filing requirements applicable to our officers and directors were complied with.

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

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of the date of this Annual Report, by:

●	each person known by us to be a beneficial owner of more than 5% of our outstanding ordinary shares of, on an as-converted basis;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

The following table is based on 40,625,000 ordinary shares outstanding as of the date of this Annual Report, of which 32,500,000 were Class A ordinary shares and 8,125,000 were Class B ordinary shares. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Class A Ordinary Shares Beneficially Owned	Percentage of Outstanding Class A Ordinary Shares	Number of Class B Ordinary Shares Beneficially Owned	Percentage of Outstanding Class B Ordinary Shares
Prospector Sponsor LLC (2)(3)	—	—	8,125,000	100%
Derek Aberle	—	—	—	—
Nick Stone	—	—	—	—
Steve Altman	—	—	—	—
Jonathan Levy	—	—	—	—
Ron Lumbra	—	—	—	—
All officers and directors as a group (5 individuals)	—	—	—	—
Empyrean Capital Overseas Master Fund, Ltd., Empyrean Capital Partners, LP and Amos Meron	1,800,000	5.5%	—	—

*	Less than one percent

(1)	Unless otherwise noted, the business address of each of our shareholders listed is 1250 Prospect Street, Suite 200, La Jolla, CA 92037.

(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment.

(3)	Prospector Sponsor LLC, our sponsor, is the record holder of such shares. Derek Aberle, Nick Stone, Steve Altman and Mike Stone are among the members of our sponsor and are its managers. Each manager has one vote, and the approval of a majority of the managers is required for approval of an action of the sponsor. Based on the foregoing, no individual manager exercises voting or dispositive control over any of the securities held by our sponsor, even those in which he directly owns a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such securities.

(4)	According to a Schedule 13G filed by such persons as a group with the SEC on January 21, 2021, each of Empyrean Capital Overseas Master Fund, Ltd., Empyrean Capital Partners, LP and Amos Meron, share voting and dispositive power and may be deemed the beneficial owner of 1,800,000 Class A ordinary shares reported above. The business address for this stockholder is c/o Empyrean Capital Partners, LP, 10250 Constellation Boulevard, Suite 2950, Los Angeles, CA 90067.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Founder Shares

On September 28, 2020, our sponsor purchased the founder shares and private placement warrants pursuant to the Securities Purchase Agreement. On December 16, 2020, pursuant to the SPA Amendment, our sponsor returned certain Class B ordinary shares and private placement warrants to us. In January 2021, our sponsor forfeited an additional 2,583,333 private placement warrants for no consideration, resulting in 7,187,500 founder shares and 5,166,667 private placement warrants outstanding. On January 7, 2021, we effected a 1:1.2 share capitalization of our Class B ordinary shares. As of December 31, 2021, our sponsor held an aggregate of 8,625,000 founder shares. At the closing of the IPO, upon the underwriter’s partial exercise of the over-allotment, 500,000 founder shares were forfeited, resulting in the sponsor holding an aggregate of 8,125,000 founder shares. Prior thereto, the company had no assets, tangible or intangible. The number of founder shares outstanding was determined based on the expectation that the total size of the IPO would be a maximum of 34,500,000 units if the underwriters’ option to purchase additional units was exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after the IPO. Any conversion of Class B ordinary shares described herein will take effect as a redemption of Class B ordinary shares and an issuance of Class A ordinary shares as a matter of Cayman Islands law.

The founder shares are identical to the Class A ordinary shares included in the Units sold in the IPO, except that:

●	prior to the closing of our initial business combination, only holders of the founder shares have the right to vote on continuing the company in a jurisdiction outside the Cayman Islands;

●	the founder shares are subject to certain transfer restrictions, as described in more detail below;

●	the founder shares are entitled to registration rights;

●	our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination; (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination within 24 months from the closing of the IPO or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; (iii) waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within 24 months from the closing of the IPO, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame; and (iv) vote any founder shares held by them and any public shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of our initial business combination. If we submit our initial business combination to our public shareholders for a vote, we will complete our initial business combination only if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. As a result, in addition to our initial shareholders’ founder shares, we would need 12,187,501, or 37.5%, of the 30,000,000 public shares sold in the IPO to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted); and

●	the founder shares are automatically convertible into our Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights.

Private Placement Warrants

Simultaneously with the closing of the IPO, pursuant to the Private Placement Warrants Purchase Agreement, the Company completed the private sale of an aggregate of 500,000 private placement warrants to Prospector Sponsor LLC at a purchase price of $1.50 per private placement warrant, generating gross proceeds to the Company of $750,000. The private placement warrants are identical to the Warrants sold in the IPO, except that the private placement warrants, so long as they are held by Prospector Sponsor LLC or its permitted transferees, (i) are not redeemable by the Company except as set forth in the Warrant Agreement, (ii) may not (including the Class A ordinary shares issuable upon exercise of such private placement warrants), subject to certain limited exceptions, be transferred, assigned or sold by such holders until 30 days after the completion of the Company’s initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. No underwriting discounts or commissions were paid with respect to such sales. The Pricing Private Placement was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. As of December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

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

Director Independence

Currently Messrs. Altman, Levy and Lumbra would each be considered an “independent director” under the Nasdaq listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. During the year ended December 31, 2021 and for the period from September 18, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were $80,030 and $107,635, respectively, for the services Withum performed in connection with our Initial Public Offering, audits of our annual financial statements, reviews of the financial information included in our Forms 10-Q and other required filing with the SEC.

Audit-Related Fees. During the year ended December 31, 2021 and for the period from September 18, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the year ended December 31, 2021 and for the period from September 18, 2020 (inception) through December 31, 2020, our independent registered public accounting firm billed us $3,863 and $0, respectively, for tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2021 and for the period from September 18, 2020 (inception) through December 31, 2020, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index.

Exhibit Number	Description
3.1	Amended and Restated Memorandum and Articles of Association (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39854), filed with the SEC on January 12, 2021).

4.1	Specimen Unit Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-251523), filed with the SEC on December 18, 2020).

4.2	Specimen Ordinary Share Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-251523), filed with the SEC on December 18, 2020).

4.3	Specimen Warrant Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-251523), filed with the SEC on December 18, 2020).

4.4	Warrant Agreement, dated January 7, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39854), filed with the SEC on January 12, 2021).

4.5	Description of Securities (Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K (File No. 001-39854), filed with the SEC on March 31, 2021).

10.1	Letter Agreement, dated January 7, 2021, by and among the Company, its officers, its directors and Prospector Sponsor LLC (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39854), filed with the SEC on January 12, 2021).

10.2	Investment Management Trust Agreement, dated January 7, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39854), filed with the SEC on January 12, 2021).

10.3	Registration Rights Agreement, dated January 7, 2021, by and among the Company, Prospector Sponsor LLC and the other holders party thereto (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39854), filed with the SEC on January 12, 2021).

10.4	Administrative Services Agreement, dated January 7, 2021, by and between the Company and Prospector Sponsor LLC (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39854), filed with the SEC on January 12, 2021).

10.5	Private Placement Warrants Purchase Agreement, dated January 7, 2021, by and among the Company and Prospector Sponsor LLC (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39854), filed with the SEC on January 12, 2021).

10.6	Securities Purchase Agreement, dated September 28, 2020, by and between the Company and Prospector Sponsor LLC (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-251523), filed with the SEC on December 18, 2020).

10.7	Amendment to the Securities Purchase Agreement and Return Agreement, dated December 16, 2020, by and between the Company and Prospector Sponsor LLC (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-251523), filed with the SEC on December 18, 2020).

24.1	Power of Attorney (included on signature pages herein).

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 28, 2022

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

Name	Title	Date

/s/ Derek Aberle	Chief Executive Officer and Director	March 28, 2022
Derek Aberle

/s/ Nick Stone	Chief Financial Officer and Director	March 28, 2022
Nick Stone

/s/ Steve Altman	Chairman	March 28, 2022
Steve Altman

/s/ Jonathan A. Levy	Director	March 28, 2022
Jonathan A. Levy

/s/ Ron Lumbra	Director	March 28, 2022
Ron Lumbra

PROSPECTOR CAPITAL CORP.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Prospector Capital Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Prospector Capital Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for the year ended December 31, 2021 and the period from September 18, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from September 18, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statement

As discussed in Note 2 to the financial statements, the January 12, 2021 financial statement has been restated to correct certain misstatements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by January 12, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 28, 2022

PCAOB ID Number 100

PROSPECTOR CAPITAL CORP.

BALANCE SHEETS

	December 31,
	2021	2020
ASSETS
Current assets
Cash	$627,632	$7,647,736
Total Current Assets	627,632	7,647,736

Deferred offering costs	—	444,204
Investments held in Trust Account	325,019,293	—
TOTAL ASSETS	$325,646,925	$8,091,940

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued expenses	$553,504	$—
Due to Sponsor	199	—
Accrued offering costs	—	311,940
Promissory note – related party	—	10,000
Total Current Liabilities	553,703	321,940

Warrant liabilities	—	2,790,000
Deferred underwriting fee payable	11,375,000	—
Total Liabilities	11,928,703	3,111,940

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 32,500,000 and no shares issued and outstanding at $10.00 per share redemption value at December 31, 2021 and 2020, respectively.	325,000,000	—

Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding; excluding 32,500,000 shares subject to redemption at December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,125,000 and 8,625,000 shares issued and outstanding at December 31, 2021 and 2020, respectively (1)	813	863
Additional paid-in capital	—	4,984,137
Accumulated deficit	(11,282,591)	(5,000)
Total Shareholders’ (Deficit) Equity	(11,281,778)	4,980,000
TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$325,646,925	$8,091,940

(1)	At December 31, 2020, included up to 1,125,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 6). As a result of the underwriters’ election to partially exercise their over-allotment option on January 12, 2021 and the forfeiture of the remaining option, 500,000 Class B ordinary shares were forfeited and there are now 8,125,000 Class B ordinary shares issued and outstanding (see Note 5).

The accompanying notes are an integral part of the financial statements.

PROSPECTOR CAPITAL CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31,	For the Period from September 18, 2020 (Inception) Through December 31,
	2021	2020

Operating and formation costs	$1,429,293	$5,000
Loss from operations	(1,429,293)	(5,000)

Other income (expense):
Interest earned on investments held in Trust Account	19,293	—
Change in fair value of warrant liabilities	(2,993,334)	—
Total other expense, net	(2,974,041)	—

Net loss	$(4,403,334)	$(5,000)

Weighted average shares outstanding, Class A ordinary shares	31,520,548	—
Basic and diluted net loss per share, Class A ordinary shares	$(0.11)	$0.00
Weighted average shares outstanding, Class B ordinary shares	8,106,164	7,500,000
Basic and diluted net loss per share, Class B ordinary shares	$(0.11)	$(0.00)

The accompanying notes are an integral part of the financial statements.

PROSPECTOR CAPITAL CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — September 18, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares	—	—	11,500,000	1,150	23,850	—	25,000

Purchase of 10,050,000 Private Placement, net of warrant liability	—	—	—	—	6,432,000	—	6,432,000

Cancellation of Class B ordinary shares	—	—	(2,875,000)	(287)	(2,299,713)	—	(2,300,000)

Cancellation of 2,300,000 warrants	—	—	—	—	828,000	—	828,000

Net loss	—	—	—	—	—	(5,000)	(5,000)

Balance – December 31, 2020	—	$—	8,625,000	$863	$4,984,137	$(5,000)	$4,980,000

Sale of 750,000 Private Placement Warrants, net of warrant liability	—	—	—	—	220,000	—	220,000

Forfeiture of Founder Shares	—	—	(500,000)	(50)	50	—	—

Cancellation of 2,583,333 private placement warrants	—	—	—	—	930,000	—	930,000

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(11,517,521)	(6,874,257)	(18,391,778)

Transfer of private warrants to equity	—	—	—	—	5,383,334	—	5,383,334

Net loss	—	—	—	—	—	(4,403,334)	(4,403,334)

Balance – December 31, 2021	—	$—	8,125,000	$813	$—	$(11,282,591)	$(11,281,778)

(1)	At December 31, 2020, included up to 1,125,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 6). As a result of the underwriters’ election to partially exercise their over-allotment option on January 12, 2021 and the forfeiture of the remaining option, 500,000 Class B ordinary shares were forfeited and there are now 8,125,000 Class B ordinary shares issued and outstanding (see Note 5).

The accompanying notes are an integral part of the financial statements.

PROSPECTOR CAPITAL CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,	For the Period from September 18, 2020 (Inception) Through December 31,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$(4,403,334)	$(5,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation cost paid by Sponsor in exchange for issuance of Founder Shares	—	5,000
Interest earned on investments held in Trust Account	(19,293)	—
Change in fair value of warrant liabilities	2,993,334	—
Changes in operating assets and liabilities:
Prepaid expenses	—	—
Accrued expenses	553,504	—
Net cash used in operating activities	(875,789)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(325,000,000)	—
Net cash used in investing activities	(325,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	318,500,000	—
Proceeds from sale of Class B ordinary shares and Private Placement Warrants	750,000	10,075,000
Return of Class B ordinary shares and Private Placement Warrants	—	(2,300,000)
Due to Sponsor	199	—
Repayment of promissory note – related party	(10,000)	—
Payment of offering costs	(384,514)	(127,264)
Net cash provided by financing activities	318,855,685	7,647,736

Net Change in Cash	(7,020,104)	7,647,736
Cash – Beginning	7,647,736	—
Cash – Ending	$627,632	$7,647,736

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$311,940
Offering costs paid through promissory note	$—	$5,000
Deferred underwriting fee payable	$11,375,000	$—
Forfeiture of Founder Shares	$(50)	$—
Transfer of private warrant liabilities to equity	$(5,383,334)	$—

The accompanying notes are an integral part of the financial statements.

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from September 18, 2020 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Liquidity and Capital Resources

As of December 31, 2021, the Company had $627,632 in its operating bank accounts and working capital of $73,929. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of December 31, 2021 and 2020, there were no amounts outstanding under any Working Capital Loans.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by January 12, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 12, 2023.

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

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

In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also restated its income (loss) per ordinary share calculation to allocate net income (loss) pro rata to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares pro rata in the income (loss) of the Company.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company’s management and the audit committee of the Company’s board of directors concluded that the Company’s previously issued financial statements and other financial data as of January 12, 2021 (the Initial Public Offering), filed with the SEC on January 19, 2021, (i) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on July 27, 2021; and (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021, should be restated to report all Public Shares as temporary equity and should no longer be relied upon.

Except for the audited balance sheet as of January 12, 2021 which will be restated in this 10-K filing, the Company has restated its financial statements for the period ended March 31, 2021 and June 30, 2021 in the September 30, 2021 form 10-Q/A filed with the SEC on December 17, 2021.

Balance Sheet as of January 12, 2021 (audited)	As Previously Reported	Adjustment	As Restated
Warrant Liabilities	$—	$6,006,670	$6,006,670
Class A ordinary shares subject to possible redemption	$304,121,550	$20,878,450	$325,000,000
Class A ordinary shares	$209	$(209)	$—
Additional paid-in capital	$8,620,650	$(8,620,650)	$—
Accumulated deficit	$(3,621,667)	$(12,257,591)	$(15,879,258)
Total Shareholders’ Equity (Deficit)	$5,000,005	$(20,878,450)	$(15,878,445)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and December 31, 2020.

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A ordinary shares issued were initially charged to temporary equity and then accreted to ordinary shares subject to redemption upon the completion of the Initial Public Offering. Offering costs amounting to $18,391,778 were charged to shareholders’ equity upon the completion of the Initial Public Offering. The Company’s deferred underwriting commissions are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at redemption value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

At December 31, 2021, the Class A ordinary shares reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$325,000,000
Less:
Class A ordinary shares issuance costs	(18,391,778)
Plus:
Accretion of carrying value to redemption value	18,391,778

Class A ordinary shares subject to possible redemption	$325,000,000

Warrants

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

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2021 and 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,500,000 Class A ordinary shares in the aggregate. As of December 31, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Year Ended December 31,		For the Period from September 18, 2020 (Inception) Through December 31,
	2021		2020
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$(3,502,574)	$(900,760)	$—	$(5,000)
Denominator:
Basic and diluted weighted average shares outstanding	31,520,548	8,106,164	—	7,500,000

Basic and diluted net loss per ordinary share	$(0.11)	$(0.11)	$—	$(0.00)

(1)	For the year ended December 31, 2021, basic and diluted ordinary shares are the same as there are no non-redeemable securities that are dilutive to the Company’s shareholders.

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

Recently Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2020-06 effective as of January 15, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on January 7, 2021 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay the Sponsor a monthly fee of $10,000 for office space, utilities, secretarial and administrative services. For the year ended December 31, 2021, the Company incurred $120,000 in fees for these services. At December 31, 2021 there were $120,000 included in accrued expenses in the accompanying balance sheets.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021 and 2020, there were no amounts outstanding under the Working Capital Loans.

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

NOTE 7. SHAREHOLDERS’ EQUITY (DEFICIT)

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2021, there were 32,500,000 Class A ordinary shares issued and outstanding, all of which are subject to possible redemption and are presented as temporary equity. At December 31, 2020, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At December 31, 2021 and 2020, there were 8,125,000 and 8,625,000 Class B ordinary shares issued and outstanding, respectively.

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

At December 31, 2021, assets held in the Trust Account were comprised of $325,019,293 in money market funds which are invested primarily in U.S. Treasury Securities. At December 31, 2020 there were no assets held in the Trust Account. Through December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021	December 31, 2020
Assets:
Investments held in Trust Account	1	$325,019,293	$—
Liabilities:
Warrant Liability – Private Placement Warrants	3	$—	$2,790,000

The Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the balance sheets at December 31, 2021 There was no warrant liability at December 31, 2021.

The warrant liabilities were measured at fair value at inception and on a recurring basis, with changes in fair value presented in the statements of operations. On June 30, 2021, the Company executed an agreement whereby the holders of the private warrants will not transfer their warrants to non-affiliated holders. The private warrants are now considered to be indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 and therefore qualify for equity treatment. On June 30, 2021, the Private Placement Warrants were valued using the Public Warrant price right before they were transferred into equity.

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

	January 12, 2021	December 31, 2020
Exercise price	$11.50	$11.50
Stock price	$10.00	$10.00
Expected volatility	20.0%	18.0%
Expected Term	5.00	5.00
Risk-free interest rate	0.50%	0.36%
Dividend yield	0.00%	0.0%
Probability of Business Combination	80.0%	80.0%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement
Fair value as of December 31, 2020	$2,790,000
Initial measurement of 500,000 Private Placement Warrants issued on January 12, 2021 (Initial Public Offering)	530,000
Cancellation of 2,583,333 Private Placement Warrants	(930,000)
Change in fair value	3,730,000
Fair value as of March 31, 2021	6,120,000
Change in fair value	(736,666)
Transfer to Equity	(5,383,334)
Fair value as of December 31, 2021	—

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period in which a change in valuation technique or methodology occurs. During the year ended December 31, 2021, the balance of the Private Placement Warrant liability was transferred to equity.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, other than as described below.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.