Form 10-Q
period 2022-03-31
Prospector Capital Corp.
filed 2022-05-16
CIK 1825473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

As of May 16, 2022, there were 32,500,000 Class A ordinary shares, $0.0001 par value and 8,125,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

PROSPECTOR CAPITAL CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

PROSPECTOR CAPITAL CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$2,630	$627,632
Prepaid expenses	361,500	—
Total Current Assets	364,130	627,632

Investments held in Trust Account	325,044,629	325,019,293
TOTAL ASSETS	$325,408,759	$325,646,925

LIABILITIES, COMMITMENTS AND CONTINGENCIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$564,898	$553,504
Advance from Sponsor	25,000	—
Due to Sponsor	199	199
Total Current Liabilities	590,097	553,703

Deferred underwriting fee payable	11,375,000	11,375,000
Total Liabilities	11,965,097	11,928,703

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 32,500,000 shares at $10.00 per share redemption value at March 31, 2022 and December 31, 2021	325,000,000	325,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding; excluding 32,500,000 shares subject to redemption at March 31, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,125,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	813	813
Additional paid-in capital	—	—
Accumulated deficit	(11,557,151)	(11,282,591)
Total Shareholders’ Deficit	(11,556,338)	(11,281,778)
TOTAL LIABILITIES, COMMITMENTS AND CONTINGENCIES AND SHAREHOLDERS’ DEFICIT	$325,408,759	$325,646,925

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROSPECTOR CAPITAL CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021

Operating and formation costs	$299,896	$339,879
Loss from operations	(299,896)	(339,879)

Other income (expense):
Interest earned on investments held in Trust Account	25,336	3,691
Change in fair value of warrant liabilities	—	(3,730,000)
Total other income (expense), net	25,336	(3,726,309)

Net loss	$(274,560)	$(4,066,188)

Weighted average shares outstanding, Class A ordinary shares	32,500,000	28,166,667
Basic and diluted net loss per share, Class A ordinary shares	$(0.01)	$(0.11)
Weighted average shares outstanding, Class B ordinary shares	8,125,000	8,027,778
Basic and diluted net loss per share, Class B ordinary shares	$(0.01)	$(0.11)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROSPECTOR CAPITAL CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	8,125,000	$813	$—	$(11,282,591)	$(11,281,778)

Net loss	—	—	—	—	—	(274,560)	(274,560)

Balance – March 31, 2022	—	$—	8,125,000	$813	$—	$(11,557,151)	$(11,556,338)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — January 1, 2021	—	$—	8,625,000	$863	$4,984,137	$(5,000)	$4,980,000

Sale of 750,000 Private Placement Warrants, net of warrant liability	—	—	—	—	220,000	—	220,000

Forfeiture of Founder Shares	—	—	(500,000)	(50)	50	—	—

Cancellation of 2,583,333 private placement warrants	—	—	—	—	930,000	—	930,000

Accretion for Class A ordinary shares subject to redemption amount	—	—	—	—	(6,134,187)	(12,257,591)	(18,391,778)

Net loss	—	—	—	—	—	(4,066,188)	(4,066,188)

Balance – March 31, 2021	—	$—	8,125,000	$813	$—	$(16,328,779)	$(16,327,966)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROSPECTOR CAPITAL CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021

Cash Flows from Operating Activities:
Net loss	$(274,560)	$(4,066,188)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(25,336)	(3,691)
Change in fair value of warrant liabilities	—	3,730,000
Changes in operating assets and liabilities:
Prepaid expenses	(361,500)	(421,963)
Accrued expenses	11,394	139,019
Net cash used in operating activities	(650,002)	(622,823)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(325,000,000)
Net cash used in investing activities	—	(325,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	318,500,000
Proceeds from sale of Private Placement Warrants	—	750,000
Advance from Sponsor	25,000	—
Due to Sponsor	—	(1,064)
Repayment of promissory note – related party	—	(10,000)
Payment of offering costs	—	(384,514)
Net cash provided by financing activities	25,000	318,854,422

Net Change in Cash	(625,002)	(6,768,401)
Cash – Beginning	627,632	7,647,736
Cash – Ending	$2,630	$879,335

Non-cash investing and financing activities:
Deferred underwriting fee payable	$—	$11,375,000
Forfeiture of Founder Shares	$—	$(50)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROSPECTOR CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from September 18, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

MARCH 31, 2022

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

PROSPECTOR CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Liquidity and Capital Resources

At March 31, 20222, the Company had $2,630 in its operating bank accounts and working capital deficit of $225,967. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). At March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with SEC on March 28, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

MARCH 31, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at redemption value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

PROSPECTOR CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

At March 31, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheet are reconciled in the following table:

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

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Net Loss per Ordinary Share

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

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,500,000 Class A ordinary shares in the aggregate. At March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

PROSPECTOR CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended March 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$(219,648)	$(54,912)	$(3,164,324)	$(901,864)
Denominator:
Basic and diluted weighted average shares outstanding	32,500,000	8,125,000	28,166,667	8,027,778
Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)	$(0.11)	$(0.11)

(1)	For the three months ended March 31, 2022 and 2021, basic and diluted ordinary shares are the same as there are no non-redeemable securities that are dilutive to the Company’s shareholders.

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

Fair Value of Financial Instruments

The Company utilizes ASC Topic 820 “Fair Value Measurement” to determine the relative fair value of financial instruments other than derivate financial instruments. The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). Carrying values for prepaids, accounts payable and accrued expenses approximate fair value.

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

MARCH 31, 2022

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

MARCH 31, 2022

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

Administrative Services Agreement

The Company entered into an agreement, commencing on January 7, 2021 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay the Sponsor a monthly fee of $10,000 for office space, utilities, secretarial and administrative services. For the three months ended March 31, 2022 and 2021, the Company incurred $30,000 in fees for these services, of which such fees are included in accrued expenses in the accompanying condensed balance sheets.

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

Advance from Sponsor

On February 16, 2022, the Sponsor deposited $25,000 as an advance payment into the Company’s operating bank account to cover operating expenses. As of March 31, 2022, the full $25,000 of the advance remains outstanding and due to the Sponsor.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

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

PROSPECTOR CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

NOTE 6. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 32,500,000 Class A ordinary shares issued and outstanding, all of which are subject to possible redemption and are presented as temporary equity.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 8,125,000 Class B ordinary shares issued and outstanding, respectively.

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

MARCH 31, 2022

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

MARCH 31, 2022

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

MARCH 31, 2022

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

At March 31, 2022, assets held in the Trust Account were comprised of $325,044,629 in money market funds which are invested primarily in U.S. Treasury Securities. Through March 31, 2022, the Company did not withdraw any interest income from the Trust Account.

At December 31, 2021, assets held in the Trust Account were comprised of $325,019,293 in money market funds which are invested primarily in U.S. Treasury Securities. Through December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Assets:
Investments held in Trust Account	1	$325,044,629	$325,019,293

The Private Placement Warrants were measured at fair value at inception and on a recurring basis, with changes in fair value presented in the statements of operations. On June 30, 2021, the Company executed an agreement whereby the holders of the private warrants will not transfer their warrants to non-affiliated holders. The private warrants are now considered to be indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 and therefore qualify for equity treatment. On June 30, 2021, the Private Placement Warrants were valued using the Public Warrant price right before they were transferred into equity.

PROSPECTOR CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

NOTE 9. SUBSEQUENT EVENTS

On May 16, 2022, the Company entered into a convertible promissory note with the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000 (the “Convertible Promissory Note”). The Convertible Promissory Note is non-interest bearing and due on the earlier of December 31, 2023 and the date on which the Company consummates its initial business combination. If the Company completes a business combination, it would repay such additional loaned amounts, without interest, upon consummation of the business combination. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such additional loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1,500,000 of such additional loans (if any) may be convertible into warrants, at a price of $1.50 per warrant at the option of the Sponsor. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. Except for the foregoing, the terms of such additional loans (if any) have not been determined and no written agreements exist with respect to such loans. If the Company fully draws down on the Convertible Promissory Note and requires additional funds for working capital purposes, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company such additional funds as may be required. The issuance of the Convertible Promissory Note was approved by the board of directors and the audit committee on May 16, 2022. As of May 16, 2022, there was $157,000 outstanding under the Convertible Promissory Note.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events other than the above that would have required adjustment or disclosure in the condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 18, 2020 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net loss of $274,560, which consists of operating costs of $299,896, offset by interest earned on investments held in the Trust Account of $25,336.

For the three months ended March 31, 2021, we had a net loss of $4,066,188, which consists of changes in fair value of warrant liability of $3,730,000 and operating costs of $339,879, offset by interest earned on investments held in the Trust Account of $3,691.

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

For the three months ended March 31, 2022, cash used in operating activities was $650,002. Net loss of $274,560 was affected by interest earned on investments held in the Trust Account of $25,336. Changes in operating assets and liabilities used $350,106 of cash for operating activities.

For the three months ended March 31, 2021, cash used in operating activities was $622,823. Net loss of $4,066,188 was affected by interest earned on investments held in the Trust Account of $3,691 and changes in fair value of warrant liability of $3,730,000. Changes in operating assets and liabilities used $282,944 of cash for operating activities.

At March 31, 2022, we had investments held in the Trust Account of $325,044,629 (including $25,336 of interest income) consisting of money market funds, which primarily invest in U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At March 31, 2022, we had cash of $2,630. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Going Concern

We have until January 12, 2023 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the liquidity condition and the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after January 12, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

Net Loss Per Ordinary Share

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended March 31, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the period ended December 31, 2021 as filed with the SEC on March 28, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 28, 2022.

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

On May 16, 2022, the Company entered into a convertible promissory note with the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000 (the “Convertible Promissory Note”). The Convertible Promissory Note is non-interest bearing and due on the earlier of December 31, 2023 and the date on which the Company consummates its initial business combination. If we complete a business combination, we would repay such additional loaned amounts, without interest, upon consummation of the business combination. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such additional loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such additional loans (if any) may be convertible into warrants, at a price of $1.50 per warrant at the option of the Sponsor. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. Except for the foregoing, the terms of such additional loans (if any) have not been determined and no written agreements exist with respect to such loans. If we fully draw down on the Convertible Promissory Note and require additional funds for working capital purposes, the Sponsor, an affiliate of the Sponsor, or our officers and directors may, but are not obligated to, loan us such additional funds as may be required. The issuance of the Convertible Promissory Note was approved by our board of directors and our audit committee on May 16, 2022. As of May 16, 2022, there was $157,000 outstanding under the Convertible Promissory Note.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

On May 16, 2022, the Company entered into the Convertible Promissory Note. The Convertible Promissory Note is non-interest bearing and due on the earlier of December 31, 2023 and the date on which the Company consummates its initial business combination. If we complete a business combination, we would repay such additional loaned amounts, without interest, upon consummation of the business combination. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such additional loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such additional loans (if any) may be convertible into warrants, at a price of $1.50 per warrant at the option of the Sponsor. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. Except for the foregoing, the terms of such additional loans (if any) have not been determined and no written agreements exist with respect to such loans. If we fully draw down on the Convertible Promissory Note and require additional funds for working capital purposes, the Sponsor, an affiliate of the Sponsor, or our officers and directors may, but are not obligated to, loan us such additional funds as may be required. The issuance of the Convertible Promissory Note was approved by our board of directors and our audit committee on May 16, 2022. As of May 16, 2022, there was $157,000 outstanding under the Convertible Promissory Note.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1*	Convertible Promissory Note, dated as of May 16, 2022, issued to Prospector Sponsor LLC.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROSPECTOR CAPITAL CORP.

Date: May 16, 2022	By:	/s/ Derek Aberle
	Name:	Derek Aberle
	Title:	Chief Executive Officer
(Principal Executive Officer)