Form 10-Q
period 2022-06-30
Prospector Capital Corp.
filed 2022-08-12
CIK 1825473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

As of August 12, 2022, there were 32,500,000 Class A ordinary shares, $0.0001 par value and 8,125,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

PROSPECTOR CAPITAL CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

PROSPECTOR CAPITAL CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$68,938	$627,632
Prepaid expenses	241,000	—
Total Current Assets	309,938	627,632

Investments held in Trust Account	325,498,280	325,019,293
TOTAL ASSETS	$325,808,218	$325,646,925

LIABILITIES, COMMITMENTS AND CONTINGENCIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$572,422	$553,504
Due to Sponsor	199	199
Total Current Liabilities	572,621	553,703

Convertible Promissory Note – Related Party	157,000	—
Deferred underwriting fee payable	11,375,000	11,375,000
Total Liabilities	12,104,621	11,928,703

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 32,500,000 shares at $10.02 and $10.00 per share redemption value at June 30, 2022 and December 31, 2021, respectively	325,498,280	325,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding; excluding 32,500,000 shares subject to redemption at June 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,125,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	813	813
Additional paid-in capital	—	—
Accumulated deficit	(11,795,496)	(11,282,591)
Total Shareholders’ Deficit	(11,794,683)	(11,281,778)
TOTAL LIABILITIES, COMMITMENTS AND CONTINGENCIES AND SHAREHOLDERS’ DEFICIT	$325,808,218	$325,646,925

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROSPECTOR CAPITAL CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Formation and operating costs	$193,716	$297,107	$493,612	$636,986
Loss from operations	(193,716)	(297,107)	(493,612)	(636,986)

Other income (expense):
Interest earned on investments held in Trust Account	453,651	4,940	478,987	8,631
Change in fair value of warrant liabilities	—	736,666	—	(2,993,334)
Total other income (expense), net	453,651	741,606	478,987	(2,984,703)

Net income (loss)	$259,935	$444,499	$(14,625)	$(3,621,689)

Weighted average shares outstanding of Class A ordinary shares	32,500,000	32,500,000	32,500,000	30,345,304
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.01	$0.01	$(0.00)	$(0.09)

Weighted average shares outstanding, Class B ordinary shares	8,125,000	8,125,000	8,125,000	8,076,657
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.01	$0.01	$(0.00)	$(0.09)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROSPECTOR CAPITAL CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	8,125,000	$813	$—	$(11,282,591)	$(11,281,778)

Net loss	—	—	—	—	—	(274,560)	(274,560)

Balance – March 31, 2022	—	$—	8,125,000	$813	$—	$(11,557,151)	$(11,556,338)

Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(498,280)	(498,280)

Net income	—	—	—	—	—	259,935	259,935

Balance – June 30, 2022	—	$—	8,125,000	$813	$—	$(11,795,496)	$(11,794,683)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — January 1, 2021	—	$—	8,625,000	$863	$4,984,137	$(5,000)	$4,980,000

Sale of 750,000 Private Placement Warrants, net of warrant liability	—	—	—	—	220,000	—	220,000

Forfeiture of Founder Shares	—	—	(500,000)	(50)	50	—	—

Cancellation of 2,583,333 private placement warrants	—	—	—	—	930,000	—	930,000

Accretion for Class A ordinary shares subject to redemption amount	—	—	—	—	(6,134,187)	(12,257,591)	(18,391,778)

Net loss	—	—	—	—	—	(4,066,188)	(4,066,188)

Balance – March 31, 2021	—	$—	8,125,000	$813	$—	$(16,328,779)	$(16,327,966)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(5,383,334)	5,383,334	—

Transfer of private warrants to equity	—	—	—	—	5,383,334	—	5,383,334

Net income	—	—	—	—	—	444,499	444,499

Balance – June 30, 2021	—	$—	8,125,000	$813	$—	$(10,500,946)	$(10,500,133)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROSPECTOR CAPITAL CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2022	2021

Cash Flows from Operating Activities:
Net loss	$(14,625)	$(3,621,689)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(478,987)	(8,631)
Change in fair value of warrant liabilities	—	2,993,334
Changes in operating assets and liabilities:
Prepaid expenses	(241,000)	(274,850)
Accrued expenses	18,918	157,273
Net cash used in operating activities	(715,694)	(754,563)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(325,000,000)
Net cash used in investing activities	—	(325,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	318,500,000
Proceeds from sale of Private Placement Warrants	—	750,000
Proceeds from Convertible Promissory Note – Related Party	157,000	—
Repayment of advances from related party	(70,000)	—
Advance from Sponsor	70,000	199
Repayment of promissory note – related party	—	(10,000)
Payment of offering costs	—	(384,514)
Net cash provided by financing activities	157,000	318,855,685

Net Change in Cash	(558,694)	(6,898,878)
Cash – Beginning	627,632	7,647,736
Cash – Ending	$68,938	$748,858

Non-cash investing and financing activities:
Deferred underwriting fee payable	$—	$11,375,000
Transfer of private warrant liabilities to equity	$—	(5,383,334)
Forfeiture of Founder Shares	$—	$(50)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROSPECTOR CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from September 18, 2020 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generates any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

JUNE 30, 2022

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

PROSPECTOR CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Liquidity and Capital Resources

At June 30, 20222, the Company had $68,938 in its operating bank accounts and working capital deficit of $262,683. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). At June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until January 12, 2023, twelve months from the closing of its Initial Public Offering, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through the Company’s liquidation date or one year from the issuance of these condensed financial statements. Management intends to complete a Business Combination to alleviate any potential liquidity issues presented to the Company in its search to complete a Business Combination. If a Business Combination is not consummated by the liquidation date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 12, 2023. There can be no assurance that the Company will be able to consummate any Business Combination by January 12, 2023.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with SEC on March 28, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

JUNE 30, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with the Class A ordinary shares issued were initially charged to temporary equity and then accreted to ordinary shares subject to redemption upon the completion of the Initial Public Offering. Offering costs amounting to $18,391,778 were charged to temporary equity upon the completion of the Initial Public Offering. The Company’s deferred underwriting commissions are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at redemption value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital, to the extent available, and accumulated deficit.

PROSPECTOR CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

At June 30, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$325,000,000
Less:
Class A ordinary shares issuance costs	(18,391,778)
Plus:
Accretion of carrying value to redemption value	18,391,778

Class A ordinary shares subject to possible redemption at December 31, 2021	$325,000,000
Plus:
Accretion of carrying value to redemption value	498,280

Class A ordinary shares subject to possible redemption at June 30, 2022	$325,498,280

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

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,500,000 Class A ordinary shares in the aggregate. At June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

PROSPECTOR CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$207,948	$51,987	$355,599	88,900	$(11,700)	$(2,925)	$(2,860,376)	$(761,313)
Denominator:
Basic and diluted weighted average shares outstanding	32,500,000	8,125,000	32,500,000	8,125,000	32,500,000	8,125,000	30,345,304	8,076,657
Basic and diluted net income (loss) per ordinary share	$0.01	$0.01	$0.01	$0.01	$(0.00)	$(0.00)	$(0.09)	$(0.09)

(1)	For the three and six months ended June 30, 2022 and 2021, basic and diluted ordinary shares are the same as there are no non-redeemable securities that are dilutive to the Company’s shareholders.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The Company utilizes ASC Topic 820 “Fair Value Measurement” to determine the relative fair value of financial instruments other than derivate financial instruments. The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). Carrying values for prepaid, accounts payable and accrued expenses approximate fair value, primarily due to their short-term nature.

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

JUNE 30, 2022

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

PROSPECTOR CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

Administrative Services Agreement

The Company entered into an agreement, commencing on January 7, 2021 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay the Sponsor a monthly fee of $10,000 for office space, utilities, secretarial and administrative services. For the three and six months ended June 30, 2022, the Company incurred $30,000 and $60,000 in fees for these services. An aggregate of $180,000 of such fees are included in accrued expenses in the accompanying condensed balance sheet. For the three and six months ended June 30, 2021, the Company incurred $30,000 and $60,000 in fees for these services. As of December 31, 2021, $120,000 of which such fees are included in accrued expenses in the accompanying condensed balance sheet.

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

Advance from Sponsor

On February 16, 2022, the Sponsor deposited $25,000 as an advance payment into the Company’s operating bank account to cover operating expenses. An additional $45,000 was deposited as an advance payment to the Company’s operating bank account on May 16, 2022. As of June 30, 2022, the full $70,000 of the advance has been repaid and no amounts remain outstanding.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

Convertible Promissory Notes

On May 16, 2022, the Company entered into a convertible promissory note with the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000 (the “Convertible Promissory Note”). The Convertible Promissory Note is non-interest bearing and due on the earlier of December 31, 2023 and the date on which the Company consummates its initial business combination. If the Company completes a business combination, it would repay such additional loaned amounts, without interest, upon consummation of the business combination. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such additional loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1,500,000 of such additional loans (if any) may be convertible into warrants, at a price of $1.50 per warrant at the option of the Sponsor. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. Except for the foregoing, the terms of such additional loans (if any) have not been determined and no written agreements exist with respect to such loans. If the Company fully draws down on the Convertible Promissory Note and requires additional funds for working capital purposes, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company such additional funds as may be required. The issuance of the Convertible Promissory Note was approved by the board of directors and the audit committee on May 16, 2022. The conversion feature of the convertible was not treated as a liability due to the classification of the Company’s warrants as equity. As of June 30, 2022, there was $157,000 outstanding under the Convertible Promissory Note.

PROSPECTOR CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

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

NOTE 6. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 32,500,000 Class A ordinary shares issued and outstanding, all of which are subject to possible redemption and are presented as temporary equity.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 8,125,000 Class B ordinary shares issued and outstanding, respectively.

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

JUNE 30, 2022

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

JUNE 30, 2022

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

On June 30, 2021, the Company executed an agreement whereby the holders of the private warrants will not transfer their warrants to non-affiliated holders. The private warrants are now considered to be indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15. Therefore, the Public and Private Placement Warrants are accounted for as equity in the condensed balance sheets.

PROSPECTOR CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

At June 30, 2022, assets held in the Trust Account were comprised of $325,498,280 in money market funds which are invested primarily in U.S. Treasury Securities. Through June 30, 2022, the Company did not withdraw any interest income from the Trust Account.

At December 31, 2021, assets held in the Trust Account were comprised of $325,019,293 in money market funds which are invested primarily in U.S. Treasury Securities. Through December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	December 31, 2021
Assets:
Investments held in Trust Account	1	$325,498,280	$325,019,293

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

JUNE 30, 2022

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 18, 2020 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net income of $259,935, which consists of interest earned on investments held in the Trust Account of $453,651, offset by operating costs of $193,716.

For the six months ended June 30, 2022, we had a net loss of $14,625, which consists of operating costs of $493,612, offset by interest earned on investments held in the Trust Account of $478,987.

For the three months ended June 30, 2021, we had a net income of $444,499, which consists of changes in fair value of warrant liability of $736,666 and interest earned on investments held in the Trust Account of $4,940, offset by operating costs of $297,107.

For the six months ended June 30, 2021, we had a net loss of $3,621,689, which consists of changes in fair value of warrant liability of $2,993,334 and operating costs of $636,986, offset by interest earned on investments held in the Trust Account of $8,631.

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

For the six months ended June 30, 2022, cash used in operating activities was $715,694. Net loss of $14,625 was affected by interest earned on investments held in the Trust Account of $478,987. Changes in operating assets and liabilities used $222,082 of cash for operating activities.

For the six months ended June 30, 2021, cash used in operating activities was $754,563. Net loss of $3,621,689 was affected by interest earned on investments held in the Trust Account of $8,631 and changes in fair value of warrant liability of $2,993,334. Changes in operating assets and liabilities used $117,577 of cash for operating activities.

At June 30, 2022, we had investments held in the Trust Account of $325,498,280 (including $498,280 of interest income) consisting of money market funds, which primarily invest in U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At June 30, 2022, we had cash of $68,938. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Going Concern

We have until January 12, 2023 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. We may not have sufficient liquidity to fund the working capital needs of the Company through the our liquidation date or one year from the issuance of these condensed financial statements. We have determined that the liquidity condition and the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after January 12, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Remediation of a Material Weakness in Internal Control Over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness related to the Company’s financial reporting of complex financial instruments and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents. The foregoing actions were completed as of June 30, 2022, and we believe we have remediated the material weakness in internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, other than remediation of the material weakness identified and discussed above, our management has concluded that no such changes have occurred.

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

On May 16, 2022, the Company entered into a convertible promissory note with the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000 (the “Convertible Promissory Note”). The Convertible Promissory Note is non-interest bearing and due on the earlier of December 31, 2023 and the date on which the Company consummates its initial business combination. If we complete a business combination, we would repay such additional loaned amounts, without interest, upon consummation of the business combination. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such additional loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such additional loans (if any) may be convertible into warrants, at a price of $1.50 per warrant at the option of the Sponsor. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. Except for the foregoing, the terms of such additional loans (if any) have not been determined and no written agreements exist with respect to such loans. If we fully draw down on the Convertible Promissory Note and require additional funds for working capital purposes, the Sponsor, an affiliate of the Sponsor, or our officers and directors may, but are not obligated to, loan us such additional funds as may be required. The issuance of the Convertible Promissory Note was approved by our board of directors and our audit committee on May 16, 2022. As of June 30, 2022, there was $157,000 outstanding under the Convertible Promissory Note.

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

PROSPECTOR CAPITAL CORP.

Date: August 12, 2022	By:	/s/ Derek Aberle
	Name:	Derek Aberle
	Title:	Chief Executive Officer
(Principal Executive Officer)