Form 10-Q
period 2022-09-30
Prospector Capital Corp.
filed 2022-11-14
CIK 1825473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

As of November 14, 2022, there were 32,500,000 Class A ordinary shares, $0.0001 par value and 8,125,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

PROSPECTOR CAPITAL CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

PROSPECTOR CAPITAL CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$20,602	$627,632
Prepaid expenses	120,500	—
Total Current Assets	141,102	627,632

Investments held in Trust Account	326,977,649	325,019,293
TOTAL ASSETS	$327,118,751	$325,646,925

LIABILITIES, COMMITMENTS AND CONTINGENCIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$600,107	$553,504
Due to Sponsor	199	199
Total Current Liabilities	600,306	553,703

Convertible Promissory Note – Related Party	157,000	—
Deferred underwriting fee payable	11,375,000	11,375,000
Total Liabilities	12,132,306	11,928,703

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 32,500,000 shares at $10.06 and $10.00 per share redemption value at September 30, 2022 and December 31, 2021, respectively	326,977,649	325,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding; excluding 32,500,000 shares subject to redemption at September 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,125,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	813	813
Additional paid-in capital	—	—
Accumulated deficit	(11,992,017)	(11,282,591)
Total Shareholders’ Deficit	(11,991,204)	(11,281,778)
TOTAL LIABILITIES, COMMITMENTS AND CONTINGENCIES AND SHAREHOLDERS’ DEFICIT	$327,118,751	$325,646,925

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROSPECTOR CAPITAL CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Formation and operating costs	$196,521	$480,809	$690,133	$1,117,795
Loss from operations	(196,521)	(480,809)	(690,133)	(1,117,795)

Other income (expense):
Interest earned on investments held in Trust Account	1,479,369	4,993	1,958,356	13,624
Change in fair value of warrant liabilities	—	—	—	(2,993,334)
Total other income (expense), net	1,479,369	4,993	1,958,356	(2,979,710)

Net income (loss)	$1,282,848	$(475,816)	$1,268,223	$(4,097,505)

Weighted average shares outstanding of Class A ordinary shares	32,500,000	32,500,000	32,500,000	32,390,110
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.03	$(0.01)	$0.03	$(0.10)

Weighted average shares outstanding, Class B ordinary shares	8,125,000	8,125,000	8,125,000	8,092,949
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.03	$(0.01)	$0.03	$(0.10)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROSPECTOR CAPITAL CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	8,125,000	$813	$—	$(11,282,591)	$(11,281,778)

Net loss	—	—	—	—	—	(274,560)	(274,560)

Balance – March 31, 2022	—	—	8,125,000	813	—	$(11,557,151)	(11,556,338)

Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(498,280)	(498,280)

Net income	—	—	—	—	—	259,935	259,935

Balance – June 30, 2022	—	—	8,125,000	$813	—	$(11,795,496)	(11,794,683)

Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(1,479,369)	(1,479,369)

Net income	—	—	—	—	—	1,282,848	1,282,848

Balance – September 30, 2022	—	$—	8,125,000	$813	$—	$(11,992,017)	$(11,991,204)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — January 1, 2021	—	$—	8,625,000	$863	$4,984,137	$(5,000)	$4,980,000

Sale of 750,000 Private Placement Warrants, net of warrant liability	—	—	—	—	220,000	—	220,000

Forfeiture of Founder Shares	—	—	(500,000)	(50)	50	—	—

Cancellation of 2,583,333 private placement warrants	—	—	—	—	930,000	—	930,000

Accretion for Class A ordinary shares subject to redemption amount	—	—	—	—	(6,134,187)	(12,257,591)	(18,391,778)

Net loss	—	—	—	—	—	(4,066,188)	(4,066,188)

Balance – March 31, 2021	—	—	8,125,000	$813	—	(16,328,779)	(16,327,966)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(5,383,334)	5,383,334	—

Transfer of private warrants to equity	—	—	—	—	5,383,334	—	5,383,334

Net income	—	—	—	—	—	444,499	444,499

Balance – June 30, 2021	—	—	8,125,000	813	—	(10,500,946)	(10,500,133)

Net loss	—	—	—	—	—	(475,816)	(475,816)

Balance – September 30, 2021	—	$—	8,125,000	$813	$—	$(10,976,762)	$(10,975,949)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROSPECTOR CAPITAL CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2022	2021

Cash Flows from Operating Activities:
Net income (loss)	$1,268,223	$(4,097,505)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,958,356)	(13,624)
Change in fair value of warrant liabilities	—	2,993,334
Changes in operating assets and liabilities:
Prepaid expenses	(120,500)	(137,425)
Accrued expenses	46,603	409,911
Net cash used in operating activities	(764,030)	(845,309)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(325,000,000)
Net cash used in investing activities	—	(325,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	318,500,000
Proceeds from sale of Private Placement Warrants	—	750,000
Proceeds from Convertible Promissory Note – Related Party	157,000	—
Repayment of advances from related party	(70,000)	—
Advance from Sponsor	70,000	199
Repayment of promissory note – related party	—	(10,000)
Payment of offering costs	—	(384,514)
Net cash provided by financing activities	157,000	318,855,685

Net Change in Cash	(607,030)	(6,989,624)
Cash – Beginning	627,632	7,647,736
Cash – Ending	$20,602	$658,112

Non-cash investing and financing activities:
Deferred underwriting fee payable	$—	$11,375,000
Transfer of private warrant liabilities to equity	$—	$(5,383,334)
Forfeiture of Founder Shares	$—	$(50)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROSPECTOR CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from September 18, 2020 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generates any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

SEPTEMBER 30, 2022

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

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the Trust account, divided by the number of then issued and outstanding Public Shares.

The Company will have until January 12, 2023 to consummate a Business Combination (the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.00 per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share, due to reductions in the value of trust assets, in each case. This liability will not apply to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

PROSPECTOR CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Liquidity and Capital Resources

At September 30, 2022, the Company had $20,602 in its operating bank accounts and working capital deficit of $459,204. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). At September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with SEC on March 28, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

SEPTEMBER 30, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at redemption value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital, to the extent available, and accumulated deficit.

PROSPECTOR CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

At September 30, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$325,000,000
Less:
Class A ordinary shares issuance costs	(18,391,778)
Plus:
Accretion of carrying value to redemption value	18,391,778

Class A ordinary shares subject to possible redemption at December 31, 2021	$325,000,000
Plus:
Accretion of carrying value to redemption value	1,977,649

Class A ordinary shares subject to possible redemption at September 30, 2022	$326,977,649

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

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,500,000 Class A ordinary shares in the aggregate. At September 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

PROSPECTOR CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$1,026,278	$256,570	$(380,653)	(95,163)	$1,014,578	$253,645	$(3,278,375)	$(819,130)
Denominator:
Basic and diluted weighted average shares outstanding	32,500,000	8,125,000	32,500,000	8,125,000	32,500,000	8,125,000	32,390,110	8,092,949
Basic and diluted net income (loss) per ordinary share	$0.03	$0.03	$(0.01)	$(0.01)	$0.03	$0.03	$(0.10)	$(0.10)

(1)	For the three and nine months ended September 30, 2022 and 2021, basic and diluted ordinary shares are the same as there are no non-redeemable securities that are dilutive to the Company’s shareholders.

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

SEPTEMBER 30, 2022

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

PROSPECTOR CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

Administrative Services Agreement

The Company entered into an agreement, commencing on January 7, 2021 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay the Sponsor a monthly fee of $10,000 for office space, utilities, secretarial and administrative services. For the three and nine months ended September 30, 2022, the Company incurred $30,000 and $90,000 in fees for these services. An aggregate of $210,000 of such fees are included in accrued expenses in the accompanying condensed balance sheet. For the three and nine months ended September 30, 2021, the Company incurred $30,000 and $90,000 in fees for these services. As of December 31, 2021, $120,000 of which such fees are included in accrued expenses in the accompanying condensed balance sheet.

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

Advance from Sponsor

On February 16, 2022, the Sponsor deposited $25,000 as an advance payment into the Company’s operating bank account to cover operating expenses. An additional $45,000 was deposited as an advance payment to the Company’s operating bank account on May 16, 2022. As of September 30, 2022, the full $70,000 of the advance has been repaid and no amounts remain outstanding.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

Convertible Promissory Notes

On May 16, 2022, the Company entered into a convertible promissory note with the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000 (the “Convertible Promissory Note”). The Convertible Promissory Note is non-interest bearing and due on the earlier of December 31, 2023 and the date on which the Company consummates its initial business combination. If the Company completes a business combination, it would repay such additional loaned amounts, without interest, upon consummation of the business combination. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such additional loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1,500,000 of such additional loans (if any) may be convertible into warrants, at a price of $1.50 per warrant at the option of the Sponsor. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. Except for the foregoing, the terms of such additional loans (if any) have not been determined and no written agreements exist with respect to such loans. If the Company fully draws down on the Convertible Promissory Note and requires additional funds for working capital purposes, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company such additional funds as may be required. The issuance of the Convertible Promissory Note was approved by the board of directors and the audit committee on May 16, 2022. The conversion feature of the convertible was not treated as a liability due to the classification of the Company’s warrants as equity. As of September 30, 2022, there was $157,000 outstanding under the Convertible Promissory Note.

PROSPECTOR CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” (Private Investment in Public Entity) or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Registration Rights

Pursuant to a registration and shareholders rights agreement entered into on January 7, 2021, the holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans or Convertible Promissory Note (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans or Convertible Promissory Note) will have registration rights to require the Company to register a sale of any of the securities held by them. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $11,375,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 6. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 32,500,000 Class A ordinary shares issued and outstanding, all of which are subject to possible redemption and are presented as temporary equity.

PROSPECTOR CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 8,125,000 Class B ordinary shares issued and outstanding, respectively.

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

SEPTEMBER 30, 2022

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

SEPTEMBER 30, 2022

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

At September 30, 2022, assets held in the Trust Account were comprised of $326,977,649 in money market funds which are invested primarily in U.S. Treasury Securities. Through September 30, 2022, the Company did not withdraw any interest income from the Trust Account.

At December 31, 2021, assets held in the Trust Account were comprised of $325,019,293 in money market funds which are invested primarily in U.S. Treasury Securities. Through December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022	December 31, 2021
Assets:
Investments held in Trust Account	1	$326,977,649	$325,019,293

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

SEPTEMBER 30, 2022

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 18, 2020 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net income of $1,282,848, which consists of interest earned on investments held in the Trust Account of $1,479,369, offset by operating costs of $196,521.

For the nine months ended September 30, 2022, we had a net income of $1,268,223, which consists of interest earned on investments held in the Trust Account of $1,958,356, offset by operating costs of $690,133.

For the three months ended September 30, 2021, we had a net loss of $475,816, which consists of interest earned on investments held in the Trust Account of $4,993, offset by operating costs of $480,809.

For the nine months ended September 30, 2021, we had a net loss of $4,097,505, which consists of changes in fair value of warrant liability of $2,993,334, operating costs of $1,117,795, offset by interest earned on investments held in the Trust Account of $13,624.

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

For the nine months ended September 30, 2022, cash used in operating activities was $764,030. Net income of $1,268,223 was affected by interest earned on investments held in the Trust Account of $1,958,356. Changes in operating assets and liabilities used $73,897 of cash for operating activities.

For the nine months ended September 30, 2021, cash used in operating activities was $845,309. Net loss of $4,097,505 was affected by interest earned on investments held in the Trust Account of $13,624 and changes in fair value of warrant liability of $2,993,334. Changes in operating assets and liabilities provided $272,486 of cash for operating activities.

At September 30, 2022, we had investments held in the Trust Account of $326,977,649 (including $1,977,649 of interest income) consisting of money market funds, which primarily invest in U.S. Treasury Bills with a maturity of 185 days or less. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At September 30, 2022, we had cash of $20,602. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Going Concern

We have until January 12, 2023 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. We may not have sufficient liquidity to fund the working capital needs of the Company through our liquidation date or one year from the issuance of these condensed financial statements. We have determined that the liquidity condition and the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after January 12, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrants

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluates all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). We account for the Public Warrants and Private Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40. Previously, the Private Placement Warrants did not meet the criteria for equity treatment and were recorded as liabilities. Accordingly, we classified the Private Placement Warrants as liabilities at their fair value and adjusted the Private Placement Warrants to fair value at each reporting period. This liability was subject to re-measurement at each balance sheet date until exercised, and any change in fair value was recognized in our statements of operations. The Private Placement Warrants for periods where no observable traded price was available were valued using a Modified Black-Scholes model. On June 30, 2021, we executed an agreement whereby the holders of the Private Placement Warrants will not transfer their warrants to non-affiliated holders. The Private Placement Warrants are now considered to be indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 and therefore qualify for equity treatment.

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

As required by Rules13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors was included in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 28, 2022. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report. Any of the risks described in the Annual Report on Form 10-K for the year ended December 31, 2021, could materially affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. There have been no material changes to the risk factors set forth in the Annual Report on Form 10-K for the year ended December 31, 2021 except for the following:

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. To mitigate the risk of that result, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, we may instruct Continental Stock Transfer & Trust Company to liquidate the securities held in the trust account and instead hold all funds in the trust account in cash. As a result, following such change, we will likely receive minimal, if any, interest, on the funds held in the trust account, which would reduce the dollar amount that our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the trust account had remained in U.S. government securities or money market funds.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”), relating, among other things, to circumstances in which SPACs such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of the registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than 24 months after the effective date of the registration statement for its initial public offering. We understand that the SEC has recently been taking informal positions regarding the Investment Company Act consistent with the SPAC Rule Proposals.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule. As indicated above, we completed our IPO in 2021 and have operated as a blank check company searching for a target business with which to consummate an initial business combination since such time (or approximately 21 months after the effective date of our IPO, as of the date of this Quarterly Report). If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction, and our warrants would expire worthless.

The funds in the trust account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. As of September 30, 2022, amounts held in trust account included approximately $624,652 of accrued interest. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, we may, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, or January 7, 2023, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash (i.e., in one or more bank accounts) until the earlier of the consummation of a business combination or our liquidation. Following such liquidation of the assets in our trust account, we will likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the trust account had remained in U.S. government securities or money market funds. This means that the amount available for redemption will not increase in the future.

In addition, even prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, even prior to the 24-month anniversary, and instead hold all funds in the trust account in cash, which would further reduce the dollar amount our public shareholders would receive upon any redemption or our liquidation.

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

On May 16, 2022, the Company entered into a convertible promissory note with the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000 (the “Convertible Promissory Note”). The Convertible Promissory Note is non-interest bearing and due on the earlier of December 31, 2023 and the date on which the Company consummates its initial business combination. If we complete a business combination, we would repay such additional loaned amounts, without interest, upon consummation of the business combination. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such additional loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such additional loans (if any) may be convertible into warrants, at a price of $1.50 per warrant at the option of the Sponsor. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. Except for the foregoing, the terms of such additional loans (if any) have not been determined and no written agreements exist with respect to such loans. If we fully draw down on the Convertible Promissory Note and require additional funds for working capital purposes, the Sponsor, an affiliate of the Sponsor, or our officers and directors may, but are not obligated to, loan us such additional funds as may be required. The issuance of the Convertible Promissory Note was approved by our board of directors and our audit committee on May 16, 2022. As of September 30, 2022, there was $157,000 outstanding under the Convertible Promissory Note.

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

PROSPECTOR CAPITAL CORP.

Date: November 14, 2022	By:	/s/ Derek Aberle
	Name:	Derek Aberle
	Title:	Chief Executive Officer
(Principal Executive Officer)