Form 10-K
period 2022-12-31
Prospector Capital Corp.
filed 2023-03-31
CIK 1825473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 30, 2022, the last business day of the Company’s most recently completed second fiscal quarter was $320,125,000 based on the last time ordinary shares were sold.

As of March 31, 2023 the Registrant had 2,194,056 of its Class A ordinary shares, $0.0001 par value per share, and 8,125,000 of its Class B ordinary shares, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

EXPLANATORY NOTE

In connection with the consummation of the initial public offering (“IPO”) of Prospector Capital Corp. (the “Company”) in January 2021, the Company recognized a liability for $11,375,000 in deferred underwriting commissions payable to Goldman Sachs & Co LLC (“GS”) under the underwriting agreement between the Company and GS entered into in connection with the IPO that was contingent upon the Company closing an initial business combination. On June 30, 2022, GS irrevocably waived its rights to the deferred underwriting commissions due under the underwriting agreement in connection with the initial public offering. The Company did not record this transaction in its June 30, 2022 and September 30, 2022 interim financial statements. Upon review and analysis, management concluded that the Company should have recognized the extinguishment of the contingent liability as a credit to shareholders’ deficit as of June 30, 2022.

As a result, on March 29, 2023, the Company’s management concluded that the Company’s previously issued unaudited financial statements for the three and six months ended June 30, 2023 and for the three and nine months ended September 30, 2022 included in its Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (“SEC”) on August 12, 2022 and November 14, 2022, respectively, should no longer be relied upon and that it is appropriate to restate the financial statements included in the Form 10-Qs to account for the extinguishment of the contingent liability as a credit to shareholders’ deficit as of June 30, 2022. Accordingly, the Company has reflect the necessary adjustments in its audited financial statements and related notes for the year ended December 31, 2022 included in this Annual Report included in the Form 10-K.

 The Company’s management has concluded that a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS and risk factor summary

Some of the statements contained in this report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward- looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

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

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We are a company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

●	Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The requirement that we complete our initial business combination within the completion window may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and the status of debt and equity markets, as well as protectionist legislation in our target markets.

●	If we seek shareholder approval of our initial business combination, our sponsor, initial shareholders, directors, officers, advisors and their affiliates may elect to purchase shares or public warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

●	NASDAQ may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not completed our initial business combination within the completion window, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.

●	If the net proceeds of the Public Offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least the duration of the completion window, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or our management team to fund our search and to complete our initial business combination.

●	Past performance by our management team and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the company.

●	Unlike some other similarly structured special purpose acquisition companies, our initial shareholders will receive additional Class A ordinary shares if we issue certain shares to consummate an initial business combination.

●	We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders or warrant holders.

●	Our initial business combination and our structure thereafter may not be tax-efficient to our shareholders and warrant holders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.

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

A total of $325,000,000, comprised of $318,500,000 of the proceeds from the IPO and $6,500,000 of the proceeds of sales of the private placement warrants to the Sponsor, including the Pricing Private Placement, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its taxes, the funds held in the trust account will not be released from the trust account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of any Class A ordinary shares included in the Units sold in the IPO (“public shares”) properly tendered in connection with a shareholder vote to amend the Company’s Amended Charter to modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial business combination or to redeem 100% of the public shares if the Company does not complete its initial business combination by December 31, 2023 or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity and (iii) the redemption of the public shares if the Company is unable to complete an initial business combination by December 31, 2023, subject to applicable law.

After the payment of underwriting discounts and commissions paid and approximately $516,778 in expenses relating to the Public Offering, $1,041,662 of the net proceeds of the Public Offering and Pricing Private Placement was not deposited into the Trust Account and was retained by us for working capital purposes. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest. Immediately following the IPO there was $325,000,000 in investments and cash held in the Trust Account and $1,041,662 of cash held outside the Trust Account available for working capital purposes. As of December 31, 2022, none of the funds had been withdrawn from the Trust Account to fund the Company’s working capital expenses.

Extension

The Company had until January 12, 2023 to consummate an initial business combination. On January 5, 2023, the Company held an extraordinary general meeting in lieu of the annual general meeting of shareholders. In this meeting the shareholders approved amendments to the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must complete an initial business combination from January 12, 2023 to December 31, 2023. In connection with this meeting, shareholders holding an aggregate of 30,305,944 shares of the Company’s Class A ordinary shares exercised their right to redeem their shares for $10.15 per share of the funds held in the Company’s trust account, leaving approximately $22.3 million in the trust account after such redemption.

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

We have previously filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

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

Financial Position

With funds available for a business combination in the amount of $22,270,755 (net of January 5, 2023 redemption, assuming no further redemption), we offer a target business a variety of options, such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

If we seek shareholder approval, we will complete our initial business combination only if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. A quorum for such meeting will be present if the holders of a majority of issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. Our sponsor, officers and directors will count toward this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares, private placement shares and any public shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial shareholders’ founder shares, we do not need any of our public shares sold in the IPO to be voted in favor of an initial business combination in order to have our initial business combination approved. These quorum and voting thresholds, and the voting agreement of our sponsor, officers and directors, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction.

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

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provides that we will have until December 31, 2023 to complete our initial business combination. If we are unable to complete our initial business combination by December 31, 2023, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by December 31, 2023.

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

Our initial shareholders own 78.7% of our issued and outstanding ordinary shares.

Our initial shareholders and management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provides that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company, including the founder shares. As a result, in addition to our initial shareholders’ founder shares, we do not need any of our public shares sold in the IPO to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders and management team to vote in favor of our initial business combination will determine the likelihood that we will receive an ordinary resolution, being the requisite shareholder approval for such initial business combination.

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

The requirement that we complete our initial business combination by December 31, 2023 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by December 31, 2023 (or such later date as may be approved by shareholders in connection with an amendment to the charter). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination by December 31, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and complete our initial business combination by December 31, 2023. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

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

If the net proceeds of the IPO and the consummation of the Securities Purchase Agreement, the SPA Amendment and the Private Placement Warrants Purchase Agreement not being held in the trust account are insufficient to allow us to operate at least until December 31, 2023, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

Of the net proceeds of the IPO, only $1,000,000 was made available to us initially outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account are sufficient to allow us to operate at least until December 31, 2023; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

As a result of the material weaknesses in our internal control over financial reporting, the change in accounting for the warrants and the change in accounting for the public shares, we potentially face litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses and the preparation of our financial statements. As of the date of this Annual Report on Form 10-K, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete a business combination and instead be required to liquidate the Company. To mitigate the risk of that result we have instructed Continental Stock Transfer & Trust Company to liquidate the securities held in the Trust Account and instead hold all funds in the Trust Account in a bank deposit account.

On March 30, 2022, the SEC issued the SPAC Rule Proposals, relating, among other things, to circumstances in which SPACs such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria.

To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of the registration statement for its IPO. The company would then be required to complete its initial business combination no later than 24 months after the effective date of the registration statement for its IPO.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule. As indicated above, we completed our IPO in January 2021 and have operated as a blank check company searching for a target business with which to consummate a business combination since such time. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company if the SPAC Rule Proposals are adopted as proposed. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete a business combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants or rights following such a transaction, and our warrants or rights would expire worthless.

The funds in the Trust Account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, we have instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in a bank deposit account (i.e., in one or more bank accounts) until the earlier of the consummation of a business combination or our liquidation. Interest on bank deposit accounts is variable and such accounts currently yield interest of approximately 3.0% per annum.

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

If we are unable to consummate our initial business combination by December 31, 2023, our public shareholders may be forced to wait until December 31, 2023 before redemption from our trust account.

If we are unable to consummate our initial business combination by December 31, 2023, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind-up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait until December 31, 2023 before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

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

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers, directors or existing holders. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Proposed Business - Effecting our initial business combination - Selection of a target business and structuring of our initial business combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our sponsor, officers and directors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On September 28, 2020, our sponsor paid $10,075,000 to purchase the founder shares and the private placement warrants. On December 16, 2020, pursuant to the SPA Amendment, our sponsor returned certain Class B ordinary shares and private placement warrants to us for $2,300,000. On January 7, 2021, pursuant to the Private Placement Warrants Purchase Agreement, our sponsor agreed to purchase an aggregate of 166,666 private placement warrants (or 766,666 in the aggregate if the underwriters’ option to purchase additional units was exercised in full) simultaneously with the closing of the IPO. In addition, on January 7, 2021, we effected a 1:1.2 share capitalization of our Class B ordinary shares, resulting in an aggregate of 8,625,000 founder shares outstanding, all of which are held by our sponsor. As a result of the underwriter’s partial exercise of the over-allotment, 500,000 founder shares were forfeited. Prior to consummation of the Securities Purchase Agreement, the company had no assets, tangible or intangible. The number of founder shares outstanding was determined based on the expectation that such founder shares would represent 20% of the outstanding shares after the IPO. The founder shares will be worthless if we do not complete the initial business combination. In addition, 5,666,667 private placement warrants, each exercisable for one Class A ordinary share at $11.50 per share, at a purchase price of $1.50 per warrant, will also be worthless if we do not complete our initial business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as December 31, 2023 nears, which is the deadline for our completion of an initial business combination.

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

We may only be able to complete one business combination with the proceeds of the IPO and the consummation of the Securities Purchase Agreement, the SPA Amendment and the Private Placement Warrants Purchase Agreement, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability. The net proceeds from the IPO and the consummation of the Securities Purchase Agreement, the SPA Amendment and the Private Placement Warrants Purchase Agreement provided us with $22,270,755 that we may use to complete our initial business combination (after taking into account the recent redemptions).

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

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association requires a special resolution under Cayman Islands law, being the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the company, and amending our warrant agreement requires a vote of holders of at least 50% of the Warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association requires us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination by December 31, 2023 or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

Our amended and restated memorandum and articles of association provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the IPO and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, under Cayman Islands law being the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares. Our initial shareholders, who collectively beneficially own 78.7% of our ordinary shares, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our sponsor, officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by December 31, 2023 or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers, directors or director nominees for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

Our initial shareholders own 78.7% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. In addition, prior to the closing of our initial business combination, only holders of our founder shares will have the right to vote to continue the Company in a jurisdiction outside the Cayman Islands. This provision of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by not less than two-thirds of our ordinary shares who attend and vote at our general meeting which shall include the affirmative vote of a simple majority of our Class B ordinary shares. As a result, you will not have any influence over our continuation in a jurisdiction outside the Cayman Islands prior to our initial business combination.

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

Section 404 of the Sarbanes-Oxley Act required that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations and on the conditions described in the prospectus, (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by December 31, 2023 or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, and (iii) the redemption of our public shares if we are unable to complete an initial business combination by December 31, 2023, subject to applicable law and as further described in the prospectus. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of Warrants will not have any right to the proceeds held in the trust account with respect to the Warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or Warrants, potentially at a loss.

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

An investment in the IPO may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the Units we are issuing in the IPO, the allocation an investor makes with respect to the purchase price of a Unit between the Class A ordinary shares and the one-third of one Warrant to purchase one Class A ordinary share included in each Unit could be challenged by the IRS or courts. In addition, the U.S. federal income tax consequences of a cashless exercise of Warrants included in the Units issued in the IPO is unclear under current law. Finally, it is unclear whether the redemption rights with respect to our ordinary shares suspend the running of a U.S. Holder’s (as defined in section titled “Taxation - United States Federal Income Tax Considerations - U.S. Holders”) holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A ordinary shares is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividend income” for U.S. federal income tax purposes.

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

ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2022, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S ORDINARY EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Our Units, Class A ordinary shares and Warrants are listed on Nasdaq under the symbols “PRSRU,” “PRSR” and “PRSRW”, respectively.

(b) Holders

As of December 31, 2022, there was one holder of record of our Units, one holder of record of our Class A ordinary shares, one holder of record of our Class B ordinary shares and two holders of record of our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose Units, Class A ordinary shares and warrants are held of record by banks, brokers and other financial institutions.

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

Net proceeds of $325,000,000 from the Public Offering and the sale of the private placement warrants, are held in the Trust Account as of December 31, 2022. We paid $6,500,000 in underwriting discounts and incurred offering costs of approximately $516,778 related to the Public Offering. In addition, the Underwriters agreed to defer approximately $11,375,000 in underwriting discounts, on June 30, 2022 the Underwriter waived the deferred fee and is no longer payable. No payments were made by us to directors, officers or persons owning ten percent or more of our ordinary shares or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from the Public Offering as described in our final prospectus dated January 7, 2021 which was filed with the SEC.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 18, 2020 (inception) through December 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had a net income of $3,763,805, which consists of interest earned on investments held in Trust Account of $4,764,441, offset by operating costs of $1,000,636.

For the year ended December 31, 2021, we had a net loss of $4,403,334, which consists of change in fair value of warrant liabilities of $2,993,334 and operating costs of $1,429,293, offset by interest earned on investments held in Trust Account of $19,293.

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

Following the Initial Public Offering, the partial exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $325,000,000 was placed in the Trust Account. We incurred $18,391,778 in transaction costs, including $6,500,000 of underwriting fees, $11,375,000 of deferred underwriting fees and $516,778 of other costs. On June 30, 2022, the Underwriter waived its $11,375,000 deferred underwriting fee which reduce the total offering cost incurred.

For the year ended December 31, 2022, cash used in operating activities was $766,231. Net income of $3,763,805 was affected by interest earned on investments held in Trust Account of $4,764,441. Changes in operating assets and liabilities provided $234,405 of cash for operating activities.

For the year ended December 31, 2021, cash used in operating activities was $875,789. Net loss of $4,403,334 was affected by interest earned on investments held in Trust Account of $19,293 and change in fair value of warrant liability of $2,993,334. Changes in operating assets and liabilities provided $553,504 of cash for operating activities.

At December 31, 2022, we had investments held in the Trust Account of $329,783,734 (including $4,783,734 of interest income) consisting of money market funds, which primarily invest in U.S. Treasury Bills with a maturity of 185 days or less. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At December 31, 2022, we had cash of $18,401. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Going Concern

We have until December 31, 2023 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. We may not have sufficient liquidity to fund the working capital needs of the Company through our liquidation date or one year from the issuance of these financial statements. We have determined that the liquidity condition and the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after December 31, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $11,375,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. On June 30, 2022, the Underwriter waived its $11,375,000 deferred underwriting fee which is no longer payable.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Warrants

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). We account for the Public Warrants and Private Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40. Previously, the Private Placement Warrants did not meet the criteria for equity treatment and were recorded as liabilities. Accordingly, we classified the Private Placement Warrants as liabilities at their fair value and adjusted the Private Placement Warrants to fair value at each reporting period. This liability was subject to re-measurement at each balance sheet date until exercised, and any change in fair value was recognized in our statements of operations. The Private Placement Warrants for periods where no observable traded price was available were valued using a modified Black-Scholes model. On June 30, 2021, we executed an agreement whereby the holders of the Private Placement Warrants will not transfer their warrants to non-affiliated holders. The Private Placement Warrants are now considered to be indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 and therefore qualify for equity treatment.

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheets.

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

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,500,000 Class A ordinary shares in the aggregate. At December 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 16 of this Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

As of December 31, 2022, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for extinguishment of a significant contingent obligation was not effectively designed or maintained. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

1.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

2.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

Other than the material weakness identified above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Derek Aberle	53	Chief Executive Officer and Director
Nick Stone	45	Chief Financial Officer and Director
Steve Altman	61	Chairman
Jonathan A. Levy	62	Director
Ron Lumbra	61	Director

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

Notwithstanding the foregoing, as indicated above, other than the payment of customary fees we may elect to make to members of our board of directors for director service and payment to an affiliate of our sponsor of $10,000 per month, for up to 36 months, for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during the fiscal year ended December 31, 2022, all Section 16(a) filing requirements applicable to our officers and directors were complied with.

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

The following table is based on 10,319,056 ordinary shares outstanding as of the date of this Annual Report, of which 2,194,056 were Class A ordinary shares and 8,125,000 were Class B ordinary shares. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Class A Ordinary Shares Beneficially Owned	Percentage of Outstanding Class A Ordinary Shares	Number of Class B Ordinary Shares Beneficially Owned	Percentage of Outstanding Class B Ordinary Shares
Prospector Sponsor LLC (2)(3)	-	-	8,125,000	100%
Derek Aberle	-	-	-	-
Nick Stone	-	-	-	-
Steve Altman	-	-	-	-
Jonathan Levy	-	-	-	-
Ron Lumbra	-	-	-	-
All officers and directors as a group (5 individuals)	-	-	-	-
Empyrean Capital Overseas Master Fund, Ltd., Empyrean Capital Partners, LP and Amos Meron(4)	1,000,000	9.6%
Glazer Capital, LLC(5)	3,210,778	31.1%	-	-

*	Less than one percent

(1)	Unless otherwise noted, the business address of each of our shareholders listed is 1250 Prospect Street, Suite 200, La Jolla, CA 92037.

(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment.

(3)	Prospector Sponsor LLC, our sponsor, is the record holder of such shares. Derek Aberle, Nick Stone, Steve Altman and Mike Stone are among the members of our sponsor and are its managers. Each manager has one vote, and the approval of a majority of the managers is required for approval of an action of the sponsor. Based on the foregoing, no individual manager exercises voting or dispositive control over any of the securities held by our sponsor, even those in which he directly owns a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such securities.

(4)	According to a Schedule 13G/A filed by such persons as a group with the SEC on February 15, 2023, each of Empyrean Capital Overseas Master Fund, Ltd., Empyrean Capital Partners, LP and Amos Meron, share voting and dispositive power and may be deemed the beneficial owner of 1,800,000 Class A ordinary shares reported above. The business address for this stockholder is c/o Empyrean Capital Partners, LP, 10250 Constellation Boulevard, Suite 2950, Los Angeles, CA 90067.

(5)	According to a Schedule 13G filed by such persons as a group with the SEC on February 14, 2023, each of Glazer Capital, LLC and Paul J. Glazer, share voting and dispositive power and may be deemed the beneficial owner of 3,210,778 Class A ordinary shares reported above. The business address for this stockholder is 250 West 55th Street, Suite 30A, New York, New York 10019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Founder Shares

On September 28, 2020, our sponsor purchased the founder shares and private placement warrants pursuant to the Securities Purchase Agreement. On December 16, 2020, pursuant to the SPA Amendment, our sponsor returned certain Class B ordinary shares and private placement warrants to us. In January 2021, our sponsor forfeited an additional 2,583,333 private placement warrants for no consideration, resulting in 7,187,500 founder shares and 5,166,667 private placement warrants outstanding. On January 7, 2021, we effected a 1:1.2 share capitalization of our Class B ordinary shares. As of December 31, 2022, our sponsor held an aggregate of 8,625,000 founder shares. At the closing of the IPO, upon the underwriter’s partial exercise of the over-allotment, 500,000 founder shares were forfeited, resulting in the sponsor holding an aggregate of 8,125,000 founder shares. Prior thereto, the company had no assets, tangible or intangible. The number of founder shares outstanding was determined based on the expectation that the total size of the IPO would be a maximum of 34,500,000 units if the underwriters’ option to purchase additional units was exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after the IPO. Any conversion of Class B ordinary shares described herein will take effect as a redemption of Class B ordinary shares and an issuance of Class A ordinary shares as a matter of Cayman Islands law.

The founder shares are identical to the Class A ordinary shares included in the Units sold in the IPO, except that:

●	prior to the closing of our initial business combination, only holders of the founder shares have the right to vote on continuing the company in a jurisdiction outside the Cayman Islands;

●	the founder shares are subject to certain transfer restrictions, as described in more detail below;

●	the founder shares are entitled to registration rights;

●	our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination; (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination by December 31, 2023 or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; (iii) waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination by December 31, 2023 , although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame; and (iv) vote any founder shares held by them and any public shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of our initial business combination. If we submit our initial business combination to our public shareholders for a vote, we will complete our initial business combination only if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. As a result, in addition to our initial shareholders’ founder shares, we do not need any of our public shares sold in the IPO to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted) since our initial shareholders own 78.7% of our issued and outstanding ordinary shares; and

●	the founder shares are automatically convertible into our Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. As of December 31, 2022 and 2021, the Company had no outstanding borrowings under the Working Capital Loans.

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

Audit Fees. For the years ended December 31, 2022 and 2021, fees for our independent registered public accounting firm were approximately $ 83,000 and $88,000, respectively, for the services Withum performed in connection with our Initial Public Offering and the audit of our December 31, 2022 and 2021 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. For the years ended December 31, 2022 and 2021, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the years ended December 31, 2022 and 2021, fees for our independent registered public accounting firm were approximately $4,000 and $3,900 respectively for services to us for tax compliance, tax advice and tax planning.

All Other Fees. For the years ended December 31, 2022 and 2021, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

Reference is made to the Index to Financial Statements of the Company under Item 8 of Part II above.

(2)	Financial Statement Schedule:

None.

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

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

March 31, 2023

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

Name	Title	Date

/s/ Derek Aberle	Chief Executive Officer and Director	March 31, 2023
Derek Aberle

/s/ Nick Stone	Chief Financial Officer and Director	March 31, 2023
Nick Stone

/s/ Steve Altman	Chairman	March 31, 2023
Steve Altman

/s/ Jonathan A. Levy	Director	March 31, 2023
Jonathan A. Levy

/s/ Ron Lumbra	Director	March 31, 2023
Ron Lumbra

PROSPECTOR CAPITAL CORP.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Prospector Capital Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Prospector Capital Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter - Restatement of Unaudited Interim Financial Statements

As discussed in Note 2 to the financial statements, the Company did not account for its deferred underwriting fee waiver as of June 30, 2022 and September 30, 2022. Management has since corrected its error and has recorded the waiver as a credit to shareholders’ deficit. Accordingly, the 2022 unaudited interim financial statements have been restated within Note 2 to record the transaction.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by December 31, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

March 31, 2023

PCAOB ID Number 100

PROSPECTOR CAPITAL CORP.

BALANCE SHEETS

	December 31, 2022	December 31, 2021

ASSETS
Current assets
Cash	$18,401	$627,632
Total Current Assets	18,401	627,632

Investments held in Trust Account	329,783,734	325,019,293
TOTAL ASSETS	$329,802,135	$325,646,925

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$787,909	$553,504
Due to Sponsor	199	199
Total Current Liabilities	788,108	553,703

Convertible Promissory Note – Related Party	157,000	—
Deferred underwriting fee payable	—	11,375,000
Total Liabilities	945,108	11,928,703

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 32,500,000 shares at $10.15 and $10.00 per share redemption value at December 31, 2022 and 2021, respectively	329,783,734	325,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of December 31, 2022 and 2021	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding; excluding 32,500,000 shares subject to redemption at December 31, 2022 and 2021	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,125,000 shares issued and outstanding at December 31, 2022 and 2021	813	813
Additional paid-in capital	—	—
Accumulated deficit	(927,520)	(11,282,591)
Total Shareholders’ Deficit	(926,707)	(11,281,778)
TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$329,802,135	$325,646,925

The accompanying notes are an integral part of the financial statements.

PROSPECTOR CAPITAL CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021
Formation and operating costs	$1,000,636	$1,429,293
Loss from operations	(1,000,636)	(1,429,293)

Other income (expense):
Interest earned on investments held in Trust Account	4,764,441	19,293
Change in fair value of warrant liabilities	—	(2,993,334)
Total other income (expense), net	4,764,441	(2,974,041)

Net income (loss)	$3,763,805	$(4,403,334)

Weighted average shares outstanding of Class A ordinary shares	32,500,000	31,520,548
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.09	$(0.11)

Weighted average shares outstanding, Class B ordinary shares	8,125,000	8,106,164
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.09	$(0.11)

The accompanying notes are an integral part of the financial statements.

PROSPECTOR CAPITAL CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021	—	$—	8,625,000	$863	$4,984,137	$(5,000)	$4,980,000

Sale of 750,000 Private Placement Warrants, net of warrant liability	—	—	—	—	220,000	—	220,000

Forfeiture of Founder Shares	—	—	(500,000)	(50)	50	—	—

Cancellation of 2,583,333 private placement warrants	—	—	—	—	930,000	—	930,000

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(11,517,521)	(6,874,257)	(18,391,778)

Transfer of private warrants to equity	—	—	—	—	5,383,334	—	5,383,334

Net loss	—	—	—	—	—	(4,403,334)	(4,403,334)

Balance – December 31, 2021	—	—	8,125,000	813	—	(11,282,591)	(11,281,778)

Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	6,591,266	6,591,266

Net income	—	—	—	—	—	3,763,805	3,763,805

Balance – December 31, 2022	—	$—	8,125,000	$813	$—	(927,520)	(926,707)

The accompanying notes are an integral part of the financial statements.

PROSPECTOR CAPITAL CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021

Cash Flows from Operating Activities:
Net income (loss)	$3,763,805	$(4,403,334)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(4,764,441)	(19,293)
Change in fair value of warrant liabilities	—	2,993,334
Changes in operating assets and liabilities:
Accrued expenses	234,405	553,504
Net cash used in operating activities	(766,231)	(875,789)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(325,000,000)
Net cash used in investing activities	—	(325,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	318,500,000
Proceeds from sale of Private Placement Warrants	—	750,000
Proceeds from Convertible Promissory Note – Related Party	157,000	—
Repayment of advances from related party	(70,000)	—
Advance from Sponsor	70,000	199
Repayment of promissory note – related party	—	(10,000)
Payment of offering costs	—	(384,514)
Net cash provided by financing activities	157,000	318,855,685

Net Change in Cash	(609,231)	(7,020,104)
Cash – Beginning	627,632	7,647,736
Cash – Ending	$18,401	$627,632

Non-cash investing and financing activities:
Deferred underwriting fee payable	$(11,375,000)	$11,375,000
Transfer of private warrant liabilities to equity	$—	$(5,383,334)
Forfeiture of Founder Shares	$—	$(50)

The accompanying notes are an integral part of the financial statements.

PROSPECTOR CAPITAL CORP.

NOTES TO THE FINANCIAL STATEMENT

DECEMBER 31, 2022

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from September 18, 2020 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $18,391,778, consisting of $6,500,000 of underwriting fees, $11,375,000 of deferred underwriting fees $516,778 of other offering costs. On June 30, 2022, the Underwriter waived its $11,375,000 deferred underwriting fee which reduce transaction costs.

Following the closing of the Initial Public Offering on January 12, 2021, an amount of $325,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the private placement warrants (the “Private Placement Warrants”) was placed in a trust account (the “Trust Account”), and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earliest of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

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

PROSPECTOR CAPITAL CORP.

NOTES TO THE FINANCIAL STATEMENT

DECEMBER 31, 2022

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemption pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, Prospector Sponsor LLC (the “Sponsor”) has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

The Company had until January 12, 2023 to consummate a Business Combination. On January 5, 2023, the Company held an extraordinary general meeting in lieu of the annual general meeting of shareholders. In this meeting the shareholders approved amendments to the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must complete a Business Combination from January 12, 2023 to December 31, 2023 (the “Combination Period”). In connection with this meeting, shareholders holding an aggregate of 30,305,944 shares of the Company’s Class A ordinary shares exercised their right to redeem their shares for $10.15 per share of the funds held in the Company’s Trust Account, leaving approximately $22.3 million in the Trust Account after such redemption (see Note 10).

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

PROSPECTOR CAPITAL CORP.

NOTES TO THE FINANCIAL STATEMENT

DECEMBER 31, 2022

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

Liquidity and Capital Resources

At December 31, 2022, the Company had $18,401 in its operating bank accounts and working capital deficit of $769,707. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Convertible Promissory Note (see Note 5). At December 31, 2022 and 2021, there was $157,000 and no amounts outstanding under any the Convertible Promissory Note.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 31, 2023, as subsequently extended on January 5, 2023, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through the Company’s liquidation date or one year from the issuance of these financial statements. Management intends to complete a Business Combination to alleviate any potential liquidity issues presented to the Company in its search to complete a Business Combination. If a Business Combination is not consummated by the liquidation date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 31, 2023. There can be no assurance that the Company will be able to consummate any Business Combination by December 31, 2023.

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company had recognized a liability upon closing of their initial public offering in January 2021 for a portion of the underwriter’s commissions which was contingently payable upon closing of a future business combination, with the offsetting entry resulting in an initial discount to the securities sold in the initial public offering. The underwriter waived all claims to this deferred commission in June 2022. The Company did not report the waiver of such fee during its June 30, 2022 and September 30, 2022 quarterly financial statements. Upon subsequent review and analysis, management concluded that the Company should have recognized the extinguishment of the contingent liability as a credit to stockholders’ deficit.

Therefore, the Company’s management and the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) concluded that the Company’s previously issued unaudited interim quarterly financial statements as of June 30, 2022 (the “2nd Quarter Report”) and September 30, 2022 (the “3rd Quarter Report”) and together (the “Quarterly Reports”) should no longer be relied upon and that it is appropriate to restate the Quarterly Reports. As such, the Company will restate its financial statements in this Form 10-K for the Company’s unaudited financial statements included in the Quarterly Reports on the Company’s Form 10-Q for the three and six months ended June 30, 2022 and for the three and nine months ended September 30, 2022.

PROSPECTOR CAPITAL CORP.

NOTES TO THE FINANCIAL STATEMENT

DECEMBER 31, 2022

Impact of the Restatement

The impact of the restatement on the balance sheets and statements of changes in shareholders’ deficit for the affected period is presented below. The restatement had no impact on the statements of operations and statements of cash flows.

Balance Sheet as of June 30, 2022	As Previously Reported	Adjustment	As Restated
Deferred underwriting fee payable	$11,375,000	$(11,375,000)	$—
Total Liabilities	$12,104,621	$(11,375,000)	$729,621
Redeemable ordinary shares	325,498,280	—	325,498,280
(Accumulated Deficit) Retained Earnings	$(11,795,496)	$11,375,000	$(420,496)
Total Stockholders' Equity	$(11,794,683)	$11,375,000	$(419,683)

Balance Sheet as of September 30, 2022	As Previously Reported	Adjustment	As Restated
Deferred underwriting fee payable	$11,375,000	$(11,375,000)	$—
Total Liabilities	$12,132,306	$(11,375,000)	$757,306
Redeemable ordinary shares	326,977,649	—	326,977,949
(Accumulated Deficit) Retained Earnings	$(11,992,017)	$11,375,000	$(617,017)
Total Stockholders' Equity	$(11,991,204)	$11,375,000	$(616,204)

Statement of Changes in Shareholders’ Deficit for the three months ended June 30, 2022	As Previously Reported	Adjustment	As Restated
Adjustment for accretion of Class A ordinary shares subject to possible redemption amount	$(498,280)	$11,375,000	$10,876,720

Statement of Cash Flows for the sixth months ended June 30, 2022	As Previously Reported	Adjustment	As Restated
Non-Cash Investing in Financing Activities
Extinguishment of deferred underwriting fee payable allocated to public shares	$—	$11,375,000	$11,375,000

Statement of Cash Flows for the nine months ended September 30, 2022	As Previously Reported	Adjustment	As Restated
Non-Cash Investing in Financing Activities
Extinguishment of deferred underwriting fee payable allocated to public shares	$—	$11,375,000	$11,375,000

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

PROSPECTOR CAPITAL CORP.

NOTES TO THE FINANCIAL STATEMENT

DECEMBER 31, 2022

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at redemption value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital, to the extent available, and accumulated deficit.

At December 31, 2022 and 2021, the Class A ordinary shares reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$325,000,000
Less:
Class A ordinary shares issuance costs	(18,391,778)
Plus:
Accretion of carrying value to redemption value	18,391,778

Class A ordinary shares subject to possible redemption at December 31, 2021	325,000,000
Plus:
Waiver of Class A shares issuance costs	11,375,000

Less
Accretion of carrying value to redemption value	(6,591,266)

Class A ordinary shares subject to possible redemption at December 31, 2022	$329,783,734

PROSPECTOR CAPITAL CORP.

NOTES TO THE FINANCIAL STATEMENT

DECEMBER 31, 2022

Warrants

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Public Warrants and Private Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40. Previously, the Private Placement Warrants did not meet the criteria for equity treatment and were recorded as liabilities. Accordingly, the Company classified the Private Placement Warrants as liabilities at their fair value and adjusted the Private Placement Warrants to fair value at each reporting period. This liability was subject to re-measurement at each balance sheet date until exercised, and any change in fair value was recognized in the statements of operations. The Private Placement Warrants for periods where no observable traded price was available were valued using a modified Black-Scholes model. On June 30, 2021, the Company executed an agreement whereby the holders of the private warrants will not transfer their warrants to non-affiliated holders. Beginning June 30, 2021 and thereafter, the private warrants are now considered to be indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 and therefore qualify for equity treatment.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2022 and 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,500,000 Class A ordinary shares in the aggregate. At December 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

PROSPECTOR CAPITAL CORP.

NOTES TO THE FINANCIAL STATEMENT

DECEMBER 31, 2022

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Year Ended December 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$3,011,044	$752,761	$(3,502,574)	$(900,760)
Denominator:
Basic and diluted weighted average shares outstanding	32,500,000	8,125,000	31,520,548	8,106,164
Basic and diluted net income (loss) per ordinary share	$0.09	$0.09	$(0.11)	$(0.11)

For the years ended December 31, 2022 and 2021, basic and diluted ordinary shares are the same as there are no non-redeemable securities that are dilutive to the Company’s shareholders.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operation and cash flows.

Fair Value of Financial Instruments

The Company utilizes ASC Topic 820 “Fair Value Measurement” to determine the relative fair value of financial instruments. The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). Carrying values for prepaids, accounts payable and accrued expenses approximate fair value, primarily due to their short-term nature.

The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

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

PROSPECTOR CAPITAL CORP.

NOTES TO THE FINANCIAL STATEMENT

DECEMBER 31, 2022

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

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earliest of (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

 Administrative Services Agreement

The Company entered into an agreement, commencing on January 7, 2021 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay the Sponsor a monthly fee of $10,000 for office space, utilities, secretarial and administrative services. For the year ended December 31, 2022, the Company incurred $120,000 in fees for these services. At December 31, 2022 an aggregate of $240,000 of such fees are included in accrued expenses in the accompanying balance sheets. For the year ended December 31, 2021, the Company incurred $120,000 in fees for these services. At December 31, 2021 there were $120,000 included in accrued expenses in the accompanying balance sheet.

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

PROSPECTOR CAPITAL CORP.

NOTES TO THE FINANCIAL STATEMENT

DECEMBER 31, 2022

Advance from Sponsor

On February 16, 2022, the Sponsor deposited $25,000 as an advance payment into the Company’s operating bank account to cover operating expenses. An additional $45,000 was deposited as an advance payment to the Company’s operating bank account on May 16, 2022. As of December 31, 2022, the full $70,000 of the advance has been repaid and no amounts remain outstanding.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and 2021, there were no amounts outstanding under the Working Capital Loans.

Convertible Promissory Note

On May 16, 2022, the Company entered into a convertible promissory note with the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000 (the “Convertible Promissory Note”). The Convertible Promissory Note is non-interest bearing and due on the earlier of December 31, 2023 and the date on which the Company consummates its initial business combination. If the Company completes a business combination, it would repay such additional loaned amounts, without interest, upon consummation of the business combination. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such additional loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such additional loans (if any) may be convertible into warrants, at a price of $1.50 per warrant at the option of the Sponsor. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. Except for the foregoing, the terms of such additional loans (if any) have not been determined and no written agreements exist with respect to such loans. If the Company fully draws down on the Convertible Promissory Note and requires additional funds for working capital purposes, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company such additional funds as may be required. The issuance of the Convertible Promissory Note was approved by the board of directors and the audit committee on May 16, 2022. The conversion feature included in the convertible note was analyzed under ASC 815. The conversion feature qualifies for the exception from derivative accounting as the instrument is deemed to be indexed to its own stock. Accordingly, the conversion feature was not required to be bifurcated. Further there were not significant premiums associated with the convertible debt instrument, and as such no accounting for the conversion feature was deemed necessary. As of December 31, 2022, there was $157,000 outstanding under the Convertible Promissory Note.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these financial statements, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

PROSPECTOR CAPITAL CORP.

NOTES TO THE FINANCIAL STATEMENT

DECEMBER 31, 2022

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

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $11,375,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. The Company and the underwriters executed a waiver letter confirming the underwriter’s waiver of its deferred fee under the terms of the underwriting agreement. As a result, the Company recognized the benefit of $11,375,000 in relation to the waiver of the deferred underwriter fee allocated to the underwriter which was recorded as an increase to additional paid in capital.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2022 and 2021, there were 32,500,000 Class A ordinary shares issued and outstanding, all of which are subject to possible redemption and are presented as temporary equity.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At December 31, 2022 and 2021, there were 8,125,000 Class B ordinary shares issued and outstanding, respectively.

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders, except as required by law.

The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with a Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, 78.7% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by Public Shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in a Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

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

PROSPECTOR CAPITAL CORP.

NOTES TO THE FINANCIAL STATEMENT

DECEMBER 31, 2022

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

The Company has agreed that as soon as practicable, but in no event later than 20 business days, after the closing of a Business Combination, it will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company do not so elect, the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

PROSPECTOR CAPITAL CORP.

NOTES TO THE FINANCIAL STATEMENT

DECEMBER 31, 2022

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

NOTE 9. FAIR VALUE MEASUREMENTS

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. Securities invested in money market funds are recorded based on quoted market prices in active market.

At December 31, 2022, assets held in the Trust Account were comprised of $329,783,734 in money market funds which are invested primarily in U.S. Treasury securities. Through December 31, 2022, the Company did not withdraw any interest income from the Trust Account.

At December 31, 2021, assets held in the Trust Account were comprised of $325,019,293 in money market funds which are invested primarily in U.S. Treasury securities. Through December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

PROSPECTOR CAPITAL CORP.

NOTES TO THE FINANCIAL STATEMENT

DECEMBER 31, 2022

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021 indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2022	December 31, 2021
Assets:
Investments held in Trust Account	1	$329,783,734	$325,019,293

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

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement
Fair value as of December 31, 2020	$2,790,000
Initial measurement of 500,000 Private Placement Warrants issued on January 12, 2021 (Initial Public Offering)	530,000
Cancellation of 2,583,333 Private Placement Warrants	(930,000)
Change in fair value	2,993,334
Transfer to Equity	(5,383,334)
Fair value as of December 31, 2021	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period in which a change in valuation technique or methodology occurs. During the year ended December 31, 2021, the balance of the Private Placement Warrant liability was transferred to equity as discussed above. There were no transfers between Levels during the year ended December 31, 2022.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 5, 2023, the Company held an extraordinary general meeting in lieu of the annual general meeting of shareholders. In this meeting, the shareholders approved amendments to the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must complete a Business Combination from January 12, 2023 to December 31, 2023. In connection with this meeting, shareholders holding an aggregate of 30,305,944 shares of the Company’s Class A ordinary shares exercised their right to redeem their shares for approximately $10.15 per share of the funds held in the Company’s Trust Account, leaving approximately $22.3 million in the Trust Account after such redemption.