Form 10-Q
period 2023-03-31
Prospector Capital Corp.
filed 2023-05-15
CIK 1825473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2023

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

As of May 15, 2023, there were 2,194,056 Class A ordinary shares, $0.0001 par value and 8,125,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

PROSPECTOR CAPITAL CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

PROSPECTOR CAPITAL CORP.

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$24,007	$18,401
Prepaid expenses	171,458	—
Total Current Assets	195,465	18,401

Investments held in Trust Account	23,188,982	329,783,734
TOTAL ASSETS	$23,384,447	$329,802,135

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,659,335	$787,909
Due to Sponsor	199	199
Total Current Liabilities	1,659,534	788,108

Convertible Promissory Note – Related Party	648,623	157,000
Total Liabilities	2,308,157	945,108

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 2,194,056 and 32,500,000 shares at $10.57 and $10.15 per share redemption value at March 31, 2023 and December 31, 2022, respectively	23,188,982	329,783,734

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding; excluding 2,194,056 and 32,500,000 shares subject to redemption at March 31, 2023 and December 31, 2022, respectively	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,125,000 shares issued and outstanding at March 31, 2023 and December 31, 2022	813	813
Additional paid-in capital	—	—
Accumulated deficit	(2,113,505)	(927,520)
Total Shareholders’ Deficit	(2,112,692)	(926,707)
TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$23,384,447	$329,802,135

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROSPECTOR CAPITAL CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Formation and operating costs	$1,185,985	$299,896
Loss from operations	(1,185,985)	(299,896)

Other income:
Interest earned on investments held in Trust Account	1,025,595	25,336
Total other income	1,025,595	25,336

Net loss	$(160,390)	$(274,560)

Weighted average shares outstanding of Class A ordinary shares	10,275,641	32,500,000
Basic and diluted net loss per share, Class A ordinary shares	$(0.01)	$(0.01)

Weighted average shares outstanding, Class B ordinary shares	8,125,000	8,125,000
Basic and diluted net loss per share, Class B ordinary shares	$(0.01)	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROSPECTOR CAPITAL CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	—	$—	8,125,000	$813	$—	$(927,520)	$(926,707)

Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(1,025,595)	(1,025,595)

Net loss	—	—	—	—	—	(160,390)	(160,390)

Balance – March 31, 2023	—	$—	8,125,000	$813	$—	$(2,113,505)	$(2,112,692)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	8,125,000	$813	$—	$(11,282,591)	$(11,281,778)

Net loss	—	—	—	—	—	(274,560)	(274,560)

Balance – March 31, 2022	—	—	8,125,000	813	—	$(11,557,151)	(11,556,338)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROSPECTOR CAPITAL CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022

Cash Flows from Operating Activities:
Net loss	$(160,390)	$(274,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,025,595)	(25,336)
Changes in operating assets and liabilities:
Prepaid expenses	(171,458)	(361,500)
Accrued expenses	871,426	11,394
Net cash used in operating activities	(486,017)	(650,002)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	307,620,347	—
Net cash provided by investing activities	307,620,347	—

Cash Flows from Financing Activities:
Proceeds from Convertible Promissory Note – Related Party	491,623	—
Advance from Sponsor	—	25,000
Redemption of ordinary shares	(307,620,347)	—
Net cash (used in) provided by financing activities	(307,128,724)	25,000

Net Change in Cash	5,606	(625,002)
Cash – Beginning	18,401	627,632
Cash – Ending	$24,007	$2,630

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROSPECTOR CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from September 18, 2020 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generates any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $18,391,778, consisting of $6,500,000 of underwriting fees, $11,375,000 of deferred underwriting fees and $516,778 of other offering costs. On June 30, 2022, the underwriter waived its $11,375,000 deferred underwriting fee. As a result, the Company derecognized the deferred underwriting fee payable of $11,375,000 and recorded the forgiveness of the deferred underwriting fee allocated to Public Shares to the carrying value of the shares of Class A ordinary shares.

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

PROSPECTOR CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, Prospector Sponsor LLC (the “Sponsor”) has agreed to vote its Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

The Company had until January 12, 2023 to consummate a Business Combination. On January 5, 2023, the Company held an extraordinary general meeting in lieu of the annual general meeting of shareholders. In this meeting the shareholders approved amendments to the Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must complete a Business Combination from January 12, 2023 to December 31, 2023 (the “Combination Period”). In connection with this meeting, shareholders holding an aggregate of 30,305,944 shares of the Company’s Class A ordinary shares exercised their right to redeem their shares for $10.15 per share of the funds held in the Company’s Trust Account for total redemption amount of $307,620,347, leaving approximately $22.3 million in the Trust Account after such redemption.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

Liquidity and Capital Resources

At March 31, 2023, the Company had $24,007 in its operating bank account and working capital deficit of $1,464,069. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Convertible Promissory Note (see Note 5). At March 31, 2023 and December 31, 2022, there were $648,623 and $157,000 outstanding under Convertible Promissory Notes, respectively.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 31, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through the Company’s liquidation date or one year from the issuance of these financial statements. Management intends to complete a Business Combination to alleviate any potential liquidity issues presented to the Company in its search to complete a Business Combination. If a Business Combination is not consummated by the liquidation date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 31, 2023. There can be no assurance that the Company will be able to consummate any Business Combination by December 31, 2023.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with SEC on March 31, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

MARCH 31, 2023

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at redemption value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital, to the extent available, and accumulated deficit.

PROSPECTOR CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

At March 31, 2023 and December 31, 2022, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$325,000,000

Less:
Class A ordinary shares issuance costs	(18,391,778)
Plus:
Accretion of carrying value to redemption value	18,391,778

Class A ordinary shares subject to possible redemption at December 31, 2021	325,000,000

Plus:
Waiver of Class A shares issuance costs	11,375,000
Less:
Accretion of carrying value to redemption value	(6,591,266)

Class A ordinary shares subject to possible redemption at December 31, 2022	329,783,734

Less:
Redemption of ordinary shares	(307,620,347)
Plus:
Accretion of carrying value to redemption value	1,025,595

Class A ordinary shares subject to possible redemption at March 31, 2023	$23,188,982

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

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

PROSPECTOR CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,500,000 Class A ordinary shares in the aggregate. At March 31, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(89,568)	$(70,822)	$(219,648)	$(54,912)
Denominator:
Basic and diluted weighted average shares outstanding	10,275,641	8,125,000	32,500,000	8,125,000
Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

(1)	For the three months ended March 31, 2023 and 2022, basic and diluted ordinary shares are the same as there are no non-redeemable securities that are dilutive to the Company’s shareholders.

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

MARCH 31, 2023

(Unaudited)

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

NOTE 4. RELATED PARTY TRANSACTIONS

Founder Shares and Private Placement Warrants

On September 28, 2020, pursuant to a Securities Purchase Agreement, the Sponsor purchased 10,062,500 Class B ordinary shares (the “Founder Shares”) and 10,050,000 Private Placement Warrants for an aggregate purchase price of $10,075,000. On December 16, 2020, pursuant to the Securities Purchase Agreement Amendment, the Sponsor returned 2,875,000 Founder Shares and 2,300,000 Private Placement Warrants to the Company for $2,300,000. In January 2021, the Sponsor forfeited an additional 2,583,333 Private Placement Warrants for no consideration, resulting in 7,187,500 Founder Shares and 5,166,667 Private Placement Warrants outstanding. On January 7, 2021, the Company effected a 1:1.2 share capitalization of its Class B ordinary shares, resulting in an aggregate of 8,625,000 Founder Shares outstanding, all of which are held by the Sponsor.

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

MARCH 31, 2023

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

Administrative Services Agreement

The Company entered into an agreement, commencing on January 7, 2021 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay the Sponsor a monthly fee of $10,000 for office space, utilities, secretarial and administrative services. For the three months ended March 31, 2023 and 2022, the Company incurred $30,000 in fees for these services. As of March 31, 2023 and December 31, 2022, $270,000 and $240,000, respectively, of such fees are included in accrued expenses in the accompanying condensed balance sheets.

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

Advance from Sponsor

On February 16, 2022, the Sponsor deposited $25,000 as an advance payment into the Company’s operating bank account to cover operating expenses. An additional $45,000 was deposited as an advance payment to the Company’s operating bank account on May 16, 2022. As of March 31, 2023, the full $70,000 of the advance has been repaid and no amounts remain outstanding.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under the Working Capital Loans.

Convertible Promissory Notes

On May 16, 2022, the Company entered into a convertible promissory note with the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000 (the “Convertible Promissory Note”). The Convertible Promissory Note is non-interest bearing and due on the earlier of December 31, 2023 and the date on which the Company consummates its initial business combination. If the Company completes a business combination, it would repay such additional loaned amounts, without interest, upon consummation of the business combination. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such additional loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such additional loans (if any) may be convertible into warrants, at a price of $1.50 per warrant at the option of the Sponsor. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. Except for the foregoing, the terms of such additional loans (if any) have not been determined and no written agreements exist with respect to such loans. If the Company fully draws down on the Convertible Promissory Note and requires additional funds for working capital purposes, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company such additional funds as may be required. The issuance of the Convertible Promissory Note was approved by the board of directors and the audit committee on May 16, 2022. The conversion feature included in the convertible note was analyzed under ASC 815. The conversion feature qualifies for the exception from derivative accounting as the instrument is deemed to be indexed to its own stock. Accordingly, the conversion feature was not required to be bifurcated. Further there were not significant premiums associated with the convertible debt instrument, and as such no accounting for the conversion feature was deemed necessary. As of March 31, 2023 and December 31, 2022, there were $648,623 and $157,000 outstanding under the Convertible Promissory Note, respectively.

PROSPECTOR CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

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

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $11,375,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. The Company and the underwriters executed a waiver letter confirming the underwriter’s waiver of its deferred fee under the terms of the underwriting agreement. As a result, the Company derecognized $11,375,000 of the deferred underwriting commissions and recorded an adjustment to the carrying value of the shares of Class A ordinary shares subject to redemption.

NOTE 6. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 2,194,056 and 32,500,000 Class A ordinary shares issued and outstanding, all of which are subject to possible redemption and are presented as temporary equity, respectively.

PROSPECTOR CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 8,125,000 Class B ordinary shares issued and outstanding, respectively.

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

PROSPECTOR CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

PROSPECTOR CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

NOTE 8. FAIR VALUE MEASUREMENTS

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheet and adjusted for the amortization or accretion of premiums or discounts. Securities invested in money market funds are recorded based on quoted market prices in active market.

At March 31, 2023, assets held in the Trust Account were comprised of $23,188,982 in money market funds which are invested primarily in U.S. Treasury Securities. Through March 31, 2023, the Company did not withdraw any interest income from the Trust Account.

At December 31, 2022, assets held in the Trust Account were comprised of $329,783,734 in money market funds which are invested primarily in U.S. Treasury securities. Through December 31, 2022, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2023	December 31, 2022
Assets:
Investments held in Trust Account	1	$23,188,982	$329,783,734

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

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers between levels during the three months ended March 31, 2023.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the proposed Business Combination (as defined below) are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2023 (the “Annual Report”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 18, 2020 (inception) through March 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had a net loss of $160,390, which consists of operating costs of $1,185,985, offset by interest earned on investments held in the Trust Account of $1,025,595.

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

For the three months ended March 31, 2023, cash used in operating activities was $486,017. Net loss of $160,390 was affected by interest earned on investments held in the Trust Account of $1,025,595. Changes in operating assets and liabilities provided $699,968 of cash for operating activities.

For the three months ended March 31, 2022, cash used in operating activities was $650,002. Net loss of $274,560 was affected by interest earned on investments held in the Trust Account of $25,336. Changes in operating assets and liabilities used $350,106 of cash for operating activities.

At March 31, 2023, we had investments held in the Trust Account of $23,188,982 (including $5,809,329 of interest income) consisting of money market funds, which primarily invest in U.S. Treasury Bills with a maturity of 185 days or less. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At March 31, 2023, we had cash of $24,007. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates and Policies

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

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Warrants

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluates all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and the Financial Accounting Standard Board’s (“FASB”) ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). We account for the Public Warrants and Private Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40. Previously, the Private Placement Warrants did not meet the criteria for equity treatment and were recorded as liabilities. Accordingly, we classified the Private Placement Warrants as liabilities at their fair value and adjusted the Private Placement Warrants to fair value at each reporting period. This liability was subject to re-measurement at each balance sheet date until exercised, and any change in fair value was recognized in our statements of operations. The Private Placement Warrants for periods where no observable traded price was available were valued using a Modified Black-Scholes model. On June 30, 2021, we executed an agreement whereby the holders of the Private Placement Warrants will not transfer their warrants to non-affiliated holders. The Private Placement Warrants are now considered to be indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 and therefore qualify for equity treatment.

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

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,500,000 Class A ordinary shares in the aggregate. At March 31, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for extinguishment of a significant contingent obligation was not effectively designed or maintained. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Remediation of a Material Weakness in Internal Control over Financial Report

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, except as discussed above, (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors was included in Part I, Item 1A, “Risk Factors” of our Annual Report. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report. Any of the risks described in the Annual Report, could materially affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. There have been no material changes to the risk factors set forth in the Annual Report.

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

The Private Placement Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

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

On May 16, 2022, the Company entered into a convertible promissory note with the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000 (the “Convertible Promissory Note”). The Convertible Promissory Note is non-interest bearing and due on the earlier of December 31, 2023 and the date on which the Company consummates its initial business combination. If we complete a business combination, we would repay such additional loaned amounts, without interest, upon consummation of the business combination. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such additional loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such additional loans (if any) may be convertible into warrants, at a price of $1.50 per warrant at the option of the Sponsor. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. Except for the foregoing, the terms of such additional loans (if any) have not been determined and no written agreements exist with respect to such loans. If we fully draw down on the Convertible Promissory Note and require additional funds for working capital purposes, the Sponsor, an affiliate of the Sponsor, or our officers and directors may, but are not obligated to, loan us such additional funds as may be required. The issuance of the Convertible Promissory Note was approved by our board of directors and our audit committee on May 16, 2022. As of March 31, 2023, there was $648,623 outstanding under the Convertible Promissory Note.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

Correction and Replacement of Exhibits 3.1 and 3.2 to the Current Report on Form 8-K filed on January 11, 2023

On January 5, 2023, the Company adopted amendments to the Amended and Restated Memorandum and Articles of Association (the “Articles Amendments”). Copies of the Articles Amendments were included in the Current Report on Form 8-K filed on January 11, 2023 (the “January 11 Form 8-K”) as Exhibits 3.1 and 3.2 but they were incorrect due to processing errors. The exhibits filed as Exhibit 3.1 and Exhibit 3.2 to this Quarterly Report correct and replace Exhibits 3.1 and 3.2 to the January 11 Form 8-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1*	Amendment to the Registrant’s Amended and Restated Memorandum and Articles of Association.
3.2*	Amendment to the Registrant’s Amended and Restated Memorandum and Articles of Association.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith,

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROSPECTOR CAPITAL CORP.

Date: May 15, 2023	By:	/s/ Derek Aberle
	Name:	Derek Aberle
	Title:	Chief Executive Officer
(Principal Executive Officer)