Form 10-Q
period 2023-06-30
Prospector Capital Corp.
filed 2023-08-14
CIK 1825473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2023

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

As of August 14, 2023, there were 2,194,056 Class A ordinary shares, $0.0001 par value and 8,125,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

PROSPECTOR CAPITAL CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

PROSPECTOR CAPITAL CORP.

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$99,753	$18,401
Prepaid expenses	48,333	—
Total Current Assets	148,086	18,401

Investments held in Trust Account	23,462,429	329,783,734
TOTAL ASSETS	$23,610,515	$329,802,135

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$4,842,210	$787,909
Due to Sponsor	199	199
Total Current Liabilities	4,842,409	788,108

Convertible Promissory Note – Related Party	1,073,623	157,000
Total Liabilities	5,916,032	945,108

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 2,194,056 and 32,500,000 shares at $10.69 and $10.15 per share redemption value at June 30, 2023 and December 31, 2022, respectively	23,462,429	329,783,734

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding; excluding 2,194,056 and 32,500,000 shares subject to redemption at June 30, 2023 and December 31, 2022, respectively	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,125,000 shares issued and outstanding at June 30, 2023 and December 31, 2022	813	813
Additional paid-in capital	—	—
Accumulated deficit	(5,768,759)	(927,520)
Total Shareholders’ Deficit	(5,767,946)	(926,707)
TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$23,610,515	$329,802,135

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROSPECTOR CAPITAL CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Formation and operating costs	$3,655,254	$193,716	$4,841,239	$493,612
Loss from operations	(3,655,254)	(193,716)	(4,841,239)	(493,612)

Other income:
Interest earned on investments held in Trust Account	273,447	453,651	1,299,042	478,987
Total other income	273,447	453,651	1,299,042	478,987

Net (loss) income	$(3,381,807)	$259,935	$(3,542,197)	$(14,625)

Weighted average shares outstanding of Class A ordinary shares	2,194,056	32,500,000	6,212,524	32,500,000
Basic and diluted net (loss) income per share, Class A ordinary shares	$(0.33)	$0.01	$(0.25)	$(0.00)

Weighted average shares outstanding, Class B ordinary shares	8,125,000	8,125,000	8,125,000	8,125,000
Basic and diluted net (loss) income per share, Class B ordinary shares	$(0.33)	$0.01	$(0.25)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROSPECTOR CAPITAL CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	—	$—	8,125,000	$813	$—	$(927,520)	$(926,707)

Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(1,025,595)	(1,025,595)

Net loss	—	—	—	—	—	(160,390)	(160,390)

Balance – Mach 31, 2023	—	$—	8,125,000	$813	$—	$(2,113,505)	$(2,112,692)

Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(273,447)	(273,447)

Net loss	—	—	—	—	—	(3,381,807)	(3,381,807)

Balance – June 30, 2023	—	$—	8,125,000	$813	$—	$(5,768,759)	$(5,767,946)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	8,125,000	$813	$—	$(11,282,591)	$(11,281,778)

Net loss	—	—	—	—	—	(274,560)	(274,560)

Balance – March 31, 2022	—	$—	8,125,000	$813	$—	$(11,557,151)	$(11,556,338)

Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	10,876,720	10,876,720

Net income	—	—	—	—	—	259,935	259,935

Balance – June 30, 2022	—	$—	8,125,000	$813	$—	$(420,496)	$(419,683)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROSPECTOR CAPITAL CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2023	2022

Cash Flows from Operating Activities:
Net loss	$(3,542,197)	$(14,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,299,042)	(478,987)
Changes in operating assets and liabilities:
Prepaid expenses	(48,333)	(241,000)
Accrued expenses	4,054,301	18,918
Net cash used in operating activities	(835,271)	(715,694)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	307,620,347	—
Net cash provided by investing activities	307,620,347	—

Cash Flows from Financing Activities:
Proceeds from Convertible Promissory Note – Related Party	916,623	157,000
Repayment of advances from related party	—	(70,000)
Advance from Sponsor	—	70,000
Redemption of ordinary shares	(307,620,347)	—
Net cash (used in) provided by financing activities	(306,703,724)	157,000

Net Change in Cash	81,352	(558,694)
Cash – Beginning of period	18,401	627,632
Cash – Ending of period	$99,753	$68,938

Non-cash investing and financing activities:
Extinguishment of deferred underwriting fee payable allocated to public shares	$—	$11,375,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROSPECTOR CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from September 18, 2020 (inception) through June 30, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generates any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

JUNE 30, 2023

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

JUNE 30, 2023

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

Liquidity and Capital Resources

At June 30, 2023, the Company had $99,753 in its operating bank account and working capital deficit of $4,694,323. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Convertible Promissory Note (see Note 4). At June 30, 2023 and December 31, 2022, there were amounts of $1,073,623 and $157,000 outstanding under Convertible Promissory Note–Related Party, respectively.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 31, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through the Company’s liquidation date or one year from the issuance of these financial statements. Management intends to complete a Business Combination to alleviate any potential liquidity issues presented to the Company in its search to complete a Business Combination. If a Business Combination is not consummated by the liquidation date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 31, 2023. There can be no assurance that the Company will be able to consummate any Business Combination by December 31, 2023.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with SEC on March 31, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

JUNE 30, 2023

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

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at redemption value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital, to the extent available, and accumulated deficit.

PROSPECTOR CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

At June 30, 2023 and December 31, 2022, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$325,000,000

Less:
Class A ordinary shares issuance costs	(18,391,778)
Plus:
Accretion of carrying value to redemption value	18,391,778

Class A ordinary shares subject to possible redemption at December 31, 2021	325,000,000

Plus:
Waiver of Class A shares issuance costs	11,375,000
Less:
Accretion of carrying value to redemption value	(6,591,266)

Class A ordinary shares subject to possible redemption at December 31, 2022	329,783,734

Less:
Redemption of ordinary shares	(307,620,347)
Plus:
Accretion of carrying value to redemption value	1,299,042

Class A ordinary shares subject to possible redemption at June 30, 2023	$23,462,429

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

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect the total amount of unrecognized tax benefits will materially change over the next twelve months.

PROSPECTOR CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

Net (Loss) Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from (loss) income per ordinary share as the redemption value approximates fair value.

The calculation of diluted (loss) income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,500,000 Class A ordinary shares in the aggregate. At June 30, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net (loss) income per ordinary share is the same as basic net (loss) income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net (loss) income per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per ordinary share
Numerator:
Allocation of net (loss) income	$(719,046)	$(2,662,761)	$207,948	$51,987	$(1,534,852)	$(2,007,345)	$(11,700)	$(2,925)
Denominator:
Basic and diluted weighted average shares outstanding	2,194,056	8,125,000	32,500,000	8,125,000	6,212,524	8,125,000	32,500,000	8,125,000
Basic and diluted net (loss) income per ordinary share	$(0.33)	$(0.33)	$0.01	$0.01	$(0.25)	$(0.25)	$(0.00)	$(0.00)

(1)	For the three and six months ended June 30, 2023 and 2022, basic and diluted ordinary shares are the same as there are no non-redeemable securities that are dilutive to the Company’s shareholders.

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

PROSPECTOR CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

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

Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7). A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

PROSPECTOR CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

Administrative Services Agreement

The Company entered into an agreement, commencing on January 7, 2021 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay the Sponsor a monthly fee of $10,000 for office space, utilities, secretarial and administrative services. For the three and six months ended June 30, 2023 and 2022, the Company incurred $30,000 and $60,000 in fees for these services, respectively. As of June 30, 2023 and December 31, 2022, $300,000 and $240,000, respectively, of such fees are included in accrued expenses in the accompanying condensed balance sheets.

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

Advance from Sponsor

On February 16, 2022, the Sponsor deposited $25,000 as an advance payment into the Company’s operating bank account to cover operating expenses. An additional $45,000 was deposited as an advance payment to the Company’s operating bank account on May 16, 2022. As of June 30, 2023, the full $70,000 of the advance has been repaid and no amounts remain outstanding.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2023 and December 31, 2022, there were no amounts outstanding under the Working Capital Loans.

Convertible Promissory Notes

On May 16, 2022, the Company entered into a convertible promissory note with the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000 (the “Convertible Promissory Note”). The Convertible Promissory Note is non-interest bearing and due on the earlier of December 31, 2023 and the date on which the Company consummates its initial business combination. If the Company completes a business combination, it would repay such additional loaned amounts, without interest, upon consummation of the business combination. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such additional loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such additional loans (if any) may be convertible into warrants, at a price of $1.50 per warrant at the option of the Sponsor. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. Except for the foregoing, the terms of such additional loans (if any) have not been determined and no written agreements exist with respect to such loans. If the Company fully draws down on the Convertible Promissory Note and requires additional funds for working capital purposes, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company such additional funds as may be required. The issuance of the Convertible Promissory Note was approved by the board of directors and the audit committee on May 16, 2022. The conversion feature included in the convertible note was analyzed under ASC 815. The conversion feature qualifies for the exception from derivative accounting as the instrument is deemed to be indexed to its own stock. Accordingly, the conversion feature was not required to be bifurcated. Further there were not significant premiums associated with the convertible debt instrument, and as such no accounting for the conversion feature was deemed necessary. As of June 30, 2023 and December 31, 2022, there were amounts of $1,073,623 and $157,000 outstanding under the Convertible Promissory Note-Related Party, respectively.

PROSPECTOR CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these unaudited condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

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

Business Combination Agreement

On June 12, 2023, Prospector Capital Corp., a Cayman Islands exempted company (“Prospector”), entered into a Business Combination Agreement (as the same may be amended, supplemented or otherwise modified from time to time, the “BCA”), with LeddarTech Inc., a corporation existing under the laws of Canada (“LeddarTech”), and LeddarTech Holdings Inc., a company incorporated under the laws of Canada and a wholly owned subsidiary of LeddarTech (“Newco”). LeddarTech, founded in 2007 and headquartered in Québec, Canada, is an automotive advanced driver assistance and autonomous driving software company that offers low-level sensor fusion and perception solutions. In its first ten years, LeddarTech focused its business on software and signal processing for smart sensing solutions. Commencing in 2022, LeddarTech began to focus its business on pure-play automotive software for low-level fusion and perception. The BCA and the transactions contemplated thereby were unanimously approved by the boards of directors of each of Prospector and LeddarTech.

Financial Advisor Agreement

On April 11, 2023, the Company engaged a financial advisor in connection with the proposed Business Combination with LeddarTech Inc. Payment is contingent on the on the close of a Business Combination at which point the Company agrees to pay the advisor $3,000,000 and out-of-pocket expenses not to exceed $250,000.

NOTE 6. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 2,194,056 and 32,500,000 Class A ordinary shares issued and outstanding, all of which are subject to possible redemption and are presented as temporary equity, respectively.

PROSPECTOR CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 8,125,000 Class B ordinary shares issued and outstanding, respectively.

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

JUNE 30, 2023

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

PROSPECTOR CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

NOTE 8. FAIR VALUE MEASUREMENTS

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts. Securities invested in money market funds are recorded based on quoted market prices in active market.

At June 30, 2023, assets held in the Trust Account were comprised of $23,462,429 in money market funds which are invested primarily in U.S. Treasury Securities. Through June 30, 2023, the Company did not withdraw any interest income from the Trust Account.

At December 31, 2022, assets held in the Trust Account were comprised of $329,783,734 in money market funds which are invested primarily in U.S. Treasury securities. Through December 31, 2022, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022 indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2023	December 31, 2022
Assets:
Investments held in Trust Account	1	$23,462,429	$329,783,734

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

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers between levels during the three and six months ended June 30, 2023.

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

Proposed Business Combination

Business Combination Agreement

On June 12, 2023, we entered into a Business Combination Agreement (the “BCA” and such transactions contemplated by the BCA, the “Business Combination”) with LeddarTech Inc., a corporation existing under the laws of Canada (“LeddarTech”), and LeddarTech Holdings Inc., a company incorporated under the laws of Canada and a wholly owned subsidiary of LeddarTech (“Newco”), pursuant to which, we will continue as a corporation existing under the laws of Canada (the “Continuance” and the Company as so continued, “Prospector Canada”), and, immediately following the Continuance, Prospector Canada and Newco will amalgamate (the “Prospector Amalgamation” and Prospector Canada and Newco as so amalgamated, “Amalco”).

In connection with the closing of the proposed Business Combination (the “Closing”), the preferred shares of LeddarTech will convert into common shares of LeddarTech and, on the terms and subject to the conditions set forth in a plan of arrangement, Amalco will acquire all of the issued and outstanding common shares of LeddarTech from LeddarTech’s shareholders in exchange for common shares of Amalco having an aggregate equity value of $200 million (valued at $10.00 per share) plus an amount equal to the aggregate exercise price of LeddarTech’s outstanding “in the money” options immediately prior to the Prospector Amalgamation plus additional Amalco “earnout” shares. LeddarTech and Amalco will subsequently amalgamate (LeddarTech and Amalco as so amalgamated, the “Surviving Company”).

Redemption Offer

We will be providing the holders of our Class A ordinary shares, the right to redeem all or a portion of the Class A ordinary shares in connection with the Business Combination (the “Prospector Shareholder Redemption”).

We will issue at the Closing, as a dividend, following the Prospector Shareholder Redemption and prior to the Continuance, to each holder of the Class A ordinary shares that elects not to participate in the redemption one additional Class A ordinary share for each non-redeemed Prospector Class A Share held by such Non- Redeeming Shareholder.

Following the Prospector Shareholder Redemption but prior to the Prospector Share Issuance, the Prospector Class A Shares and the warrants comprising each issued and outstanding unit of Prospector immediately prior to the Prospector Share Issuance shall be automatically separated.

Financing

Prior to the execution of the BCA, LeddarTech entered into a subscription agreement (the “Subscription Agreement”) with certain investors (the “Investors”), pursuant to which the Investors agreed to purchase convertible notes of LeddarTech and Newco in an aggregate principal amount of at least $43,000,000 (the “Financing”). FS LT Holdings LP (“FS Investors”), an affiliate of the Sponsor, and the Sponsor are participants in the Financing and are investing $17,025,000 in the Financing. Derek Aberle, our Chief Executive Officer, is investing $210,000 in the Financing. Existing shareholders of LeddarTech and their affiliates (including the Sponsor) have agreed to purchase all of the securities issued in the Financing.

The issuance of the first tranche (“Tranche A”) of the Financing occurred on June 13 (with one Investor funding on June 14) and was contingent upon, among other things, the execution of the BCA. The Subscription Agreement provides that each Tranche A Investor received (a) a secured convertible note issued by LeddarTech in a principal amount equal to such Investor’s Tranche A investment and convertible into Class D-1 preferred shares of LeddarTech before the Closing or if the Closing does not occur (the “Class D-1 Preferred Shares”) or into common shares of the Surviving Company after the Closing, as its successor, as provided in the Subscription Agreement, and (b) a warrant certificate entitling such Investor to purchase Class D-1 Preferred Shares at an exercise price of $0.01 per share at any time prior to the date that is fourteen calendar days after the conditions of LeddarTech and the Investors to consummate the Tranche A transaction have been met, representing 2.75 Class D-1 Preferred Shares for each $100.00 of the Tranche A investment paid by such Investor under the Subscription Agreement.

The issuance of the second tranche (“Tranche B”) of the Financing is contingent upon, among other things, the substantially concurrent consummation of the Business Combination. The Subscription Agreement provides that each Tranche B Investor will receive a secured convertible note issued by LeddarTech in a principal amount equal to such Investor’s Tranche B investment and convertible into common shares of the Surviving Company, at an initial conversion price of $10.00 per share as provided in the Subscription Agreement.

Sponsor Letter Agreement

Concurrently with the execution of the BCA, the Sponsor entered into a Sponsor Letter Agreement (the “Sponsor Letter Agreement”) with us, LeddarTech, FS Investors and Newco, pursuant to which the Sponsor agreed to, among other things, (i) vote or cause to be voted (whether in person, by proxy or by action by written consents, as applicable) all of its Class B ordinary shares in favor of the Business Combination; (ii) be bound by certain other covenants and agreements related to the Business Combination and (iii) waive the anti-dilution protection with respect to the Class B ordinary shares (whether resulting from the Financing or otherwise), in each case, on the terms and subject to the conditions set forth in the Sponsor Letter Agreement.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 18, 2020 (inception) through June 30, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had a net loss of $3,381,807, which consists of operating costs of $3,655,254, offset by interest earned on investments held in the Trust Account of $273,447.

For the six months ended June 30, 2023, we had a net loss of $3,542,197, which consists of operating costs of $4,841,239, offset by interest earned on investments held in the Trust Account of $1,299,042.

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

For the six months ended June 30, 2023, cash used in operating activities was $835,271. Net loss of $ $3,542,197 was affected by interest earned on investments held in the Trust Account of $1,299,042. Changes in operating assets and liabilities provided $4,005,968 of cash for operating activities.

For the six months ended June 30, 2022, cash used in operating activities was $715,694. Net loss of $14,625 was affected by interest earned on investments held in the Trust Account of $478,987. Changes in operating assets and liabilities used $222,082 of cash for operating activities.

At June 30, 2023, we had investments held in the Trust Account of $23,462,429 (including $6,082,776 of interest income) consisting of money market funds, which primarily invest in U.S. Treasury Bills with a maturity of 185 days or less. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At June 30, 2023, we had cash of $99,753. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,500,000 Class A ordinary shares in the aggregate. At June 30, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for extinguishment of a significant contingent obligation was not effectively designed or maintained. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

On May 16, 2022, the Company entered into a convertible promissory note with the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000 (the “Convertible Promissory Note”). The Convertible Promissory Note is non-interest bearing and due on the earlier of December 31, 2023 and the date on which the Company consummates its initial business combination. If we complete a business combination, we would repay such additional loaned amounts, without interest, upon consummation of the business combination. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such additional loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such additional loans (if any) may be convertible into warrants, at a price of $1.50 per warrant at the option of the Sponsor. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. Except for the foregoing, the terms of such additional loans (if any) have not been determined and no written agreements exist with respect to such loans. If we fully draw down on the Convertible Promissory Note and require additional funds for working capital purposes, the Sponsor, an affiliate of the Sponsor, or our officers and directors may, but are not obligated to, loan us such additional funds as may be required. The issuance of the Convertible Promissory Note was approved by our board of directors and our audit committee on May 16, 2022. As of June 30, 2023, there was $1,073,623 outstanding under the Convertible Promissory Note.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

Nasdaq Listing Notice

On June 16, 2023, the Company received a letter from the listing qualifications department staff of The Nasdaq Stock Market (“Nasdaq”) notifying the Company that for the last 30 consecutive business days, the Company’s minimum Market Value of Listed Securities was below the minimum of $35 million required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2).

The notice is only a notification of deficiency and not a notification of imminent delisting. The notice has no immediate effect on the listing of the Company’s ordinary shares, and the Company’s ordinary shares continue to trade on the Nasdaq Capital Market under the symbol “PRSR.”

The Company intends to actively monitor the market value of its ordinary shares and will evaluate available options to regain compliance with the Nasdaq continued listing standards.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1†	Business Combination Agreement, dated as of June 12, 2023, by and among Prospector Capital Corp., LeddarTech Inc. and LeddarTech Holdings Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Prospector Capital Corp. (File No. 001-39845), as filed on June 14, 2023).
10.1†	Subscription Agreement, dated as of June 12, 2023, by and among LeddarTech Inc. and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Prospector Capital Corp. (File No. 001-39845), as filed on June 14, 2023).
10.2	Sponsor Letter Agreement, dated as of June 12, 2023, by and among Prospector Sponsor LLC, Prospector Capital Corp., LeddarTech Inc. and LeddarTech Holdings Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Prospector Capital Corp. (File No. 001-39845), as filed on June 14, 2023).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
†	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROSPECTOR CAPITAL CORP.

Date: August 14, 2023	By:	/s/ Derek Aberle
	Name:	Derek Aberle
	Title:	Chief Executive Officer
(Principal Executive Officer)