Form 10-Q
period 2023-09-30
Prospector Capital Corp.
filed 2023-11-28
CIK 1825473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2023

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

As of November 28, 2023, there were 2,194,056 Class A ordinary shares, $0.0001 par value and 8,125,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

PROSPECTOR CAPITAL CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

PROSPECTOR CAPITAL CORP.

CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$26,121	$18,401
Prepaid expenses	69,583	—
Total Current Assets	95,704	18,401

Investments held in Trust Account	23,750,947	329,783,734
TOTAL ASSETS	$23,846,651	$329,802,135

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$5,660,531	$787,909
Due to Sponsor	199	199
Total Current Liabilities	5,660,730	788,108

Convertible Promissory Note – Related Party	1,238,623	157,000
Warrant liability	800,000	—
Total Liabilities	7,699,353	945,108

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 2,194,056 and 32,500,000 shares at $10.83 and $10.15 per share redemption value at September 30, 2023 and December 31, 2022, respectively	23,750,947	329,783,734

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding; excluding 2,194,056 and 32,500,000 shares subject to redemption at September 30, 2023 and December 31, 2022, respectively	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,125,000 shares issued and outstanding at September 30, 2023 and December 31, 2022	813	813
Additional paid-in capital	—	—
Accumulated deficit	(7,604,462)	(927,520)
Total Shareholders’ Deficit	(7,603,649)	(926,707)
TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$23,846,651	$329,802,135

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROSPECTOR CAPITAL CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
General and administrative expenses	$1,035,704	$196,521	$5,876,943	$690,133
Loss from operations	(1,035,704)	(196,521)	(5,876,943)	(690,133)

Other income:
Change in fair value of warrant liability	1,120,000	—	320,000	—
Interest earned on investments held in Trust Account	288,519	1,479,369	1,587,561	1,958,356
Total other income	1,408,519	1,479,369	1,907,561	1,958,356

Net income (loss)	$372,815	$1,282,848	$(3,969,382)	$1,268,223

Weighted average shares outstanding of Class A ordinary shares	2,194,056	32,500,000	4,858,315	32,500,000
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.04	$0.03	$(0.31)	$0.03

Weighted average shares outstanding, Class B ordinary shares	8,125,000	8,125,000	8,125,000	8,125,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.04	$0.03	$(0.31)	$0.03

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROSPECTOR CAPITAL CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	—	$—	8,125,000	$813	$—	$(927,520)	$(926,707)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(1,025,595)	(1,025,595)
Initial Classification of Warrant Liabilities (as restated)	—	—	—	—	—	(1,120,000)	(1,120,000)
Net loss (as restated)	—	—	—	—	—	(480,390)	(480,390)
Balance – March 31, 2023 (as restated)	—	—	8,125,000	813	—	(3,553,505)	(3,552,692)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(273,447)	(273,447)
Net loss (as restated)	—	—	—	—	—	(3,861,807)	(3,861,807)
Balance – June 30, 2023 (as restated)	—	—	8,125,000	813	—	(7,688,759)	(7,687,946)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(288,518)	(288,518)
Net income	—	—	—	—	—	372,815	372,815
Balance – September 30, 2023	—	$—	8,125,000	$813	$—	$(7,604,462)	$(7,603,649)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	8,125,000	$813	$—	$(11,282,591)	$(11,281,778)
Net loss	—	—	—	—	—	(274,560)	(274,560)
Balance – March 31, 2022	—	—	8,125,000	813	—	$(11,557,151)	(11,556,338)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	10,876,720	10,876,720
Net income	—	—	—	—	—	259,935	259,935
Balance – June 30, 2022	—	—	8,125,000	$813	—	$(420,496)	(419,683)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(1,479,369)	(1,479,369)
Net income	—	—	—	—	—	1,282,848	1,282,848
Balance – September 30, 2022	—	$—	8,125,000	$813	$—	$(617,017)	$(616,204)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROSPECTOR CAPITAL CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2023	2022

Cash Flows from Operating Activities:
Net (loss) income	$(3,969,382)	$1,268,223
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,587,561)	(1,958,356)
Change in fair value of warrant liability	(320,000)	—
Changes in operating assets and liabilities:
Prepaid expenses	(69,582)	(120,500)
Accrued expenses	4,872,622	46,603
Net cash used in operating activities	(1,073,903)	(764,030)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	307,620,347	—
Net cash provided by investing activities	307,620,347	—

Cash Flows from Financing Activities:
Proceeds from Convertible Promissory Note – Related Party	1,081,623	157,000
Repayment of advances from related party	—	(70,000)
Advance from Sponsor	—	70,000
Redemption of ordinary shares	(307,620,347)	—
Net cash (used in) provided by financing activities	(306,538,724)	157,000

Net Change in Cash	7,720	(607,030)
Cash – Beginning of period	18,401	627,632
Cash – Ending of period	$26,121	$20,602

Non-cash investing and financing activities:
Initial classification of Warrant Liability	$1,120,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROSPECTOR CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from September 18, 2020 (inception) through September 30, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generates any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

SEPTEMBER 30, 2023

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

SEPTEMBER 30, 2023

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

Liquidity and Capital Resources

At September 30, 2023, the Company had $26,121 in its operating bank account and working capital deficit of $5,565,026. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Convertible Promissory Note (see Note 5). At September 30, 2023 and December 31, 2022, there were amounts of $1,238,623 and $157,000 outstanding under Convertible Promissory Note–Related Party, respectively.

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s condensed financial statements as of and for the period ended September 30, 2023, management identified an error in its previously filed Quarterly Reports on Form 10-Q for the periods ended March 31, 2023 and June 30, 2023 (the “Affected Quarterly Periods”). The Company determined that based on its review of its accounting treatment for Public and Private Placement Warrants (together, the “Warrants”) under ASC 815, as a result of the redemptions that occurred on January 24, 2023 in connection with the Company’s extraordinary general meeting to extend the date by which it must consummate an initial business combination, its accounting for the Warrants was incorrectly presented as part of equity and the Warrants should be instead presented as liabilities, with changes in value of such liabilities reported in earnings. The Company’s management determined that such redemptions resulted in the possibility for the tender offer provision contained in Section 4.4 of the warrant agreement, dated as of January 7, 2021, between the Company and Continental Stock Transfer & Trust Company (the “Warrant Agreement”), to be triggered without the requirement that a change in control also be triggered, which resulted in the determination that the Warrants no longer qualify for equity treatment.

PROSPECTOR CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”; the Company evaluated the changes and has determined that the related impact was material to previously presented financial statements and related omitted disclosures of the Affected Quarterly Periods. Therefore, the Company concluded that the Affected Quarterly Periods should be restated. As such, the Company is reporting these restatements to the Affected Quarterly Period in this Quarterly Report on Form 10-Q. The previously presented Affected Quarterly Periods should no longer be relied upon.

The impact of the restatement on the Company’s unaudited condensed financial statements are reflected in the following tables:

	As Previously Reported	Adjustment	As Restated
Condensed Balance Sheet as of March 31, 2023 (unaudited)

Warrant Liability	$—	$1,440,000	$1,440,000
Total Liabilities	$2,308,157	$1,440,000	$3,748,157
Accumulated deficit	$(2,113,505)	$(1,440,000)	$(3,553,505)
Total Shareholders’ Deficit	$(2,112,692)	$(1,440,000)	$(3,552,692)

Condensed Statement of Operations for the three months ended March 31, 2023 (unaudited)

Change in fair value of warrant liability	$—	$320,000	$320,000
Total other income (expense)	$1,025,595	$(320,000)	$705,595
Net Income (loss)	$(160,390)	$(320,000)	$(480,390)
Basic and diluted net loss per share, Class A ordinary shares	$(0.01)	$(0.02)	$(0.03)
Basic and diluted net loss per share, Class B ordinary shares	$(0.01)	$(0.02)	$(0.03)

Condensed Statement of Equity for the three months ended March 31, 2023 (unaudited)

Net Income (loss)	$(160,390)	$(320,000)	$(480,390)
Initial Classification of Warrant Liability	$—	$1,120,000	$1,120,000
Accumulated deficit	$(2,113,505)	$(1,440,000)	$(3,553,505)

Condensed Statement of Cash Flows for the three months ended March 31, 2023 (unaudited)

Net Income (loss)	$(160,390)	$(320,000)	$(480,390)
Change in fair value of warrant liability	$—	$320,000	$320,000
Non-cash investing and financing activities:
Initial classification of warrant liability	$—	$1,120,000	$1,120,000

PROSPECTOR CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

	As Previously Reported	Adjustment	As Restated
Condensed Balance Sheet as of June 30, 2023 (unaudited)

Warrant Liability	$—	$1,920,000	$1,920,000
Total Liabilities	$5,916,032	$1,920,000	$7,836,032
Accumulated deficit	$(5,768,759)	$(1,920,000)	$(7,688,759)
Total Shareholders’ deficit	$(5,767,946)	$(1,920,000)	$(7,687,946)

Condensed Statement of Operations for the three months ended June 30, 2023 (unaudited)

Change in fair value of warrant liability	$—	$480,000	$480,000
Total other income (expense)	$273,447	$(480,000)	$(206,553)
Net Income (loss)	$(3,381,807)	$(480,000)	$(3,861,807)
Basic and diluted net loss per share, Class A ordinary shares	$(0.33)	$(0.04)	$(0.37)
Basic and diluted net loss per share, Class B ordinary shares	$(0.33)	$(0.04)	$(0.37)

Condensed Statement of Operations for the six months ended June 30, 2023 (unaudited)

Change in fair value of warrant liability	$—	$800,000	$800,000
Total other income (expense)	$1,299,042	$(800,000)	$499,042
Net Income (loss)	$(3,542,197)	$(800,000)	$(4,342,197)
Basic and diluted net loss per share, Class A ordinary shares	$(0.25)	$(0.05)	$(0.30)
Basic and diluted net loss per share, Class B ordinary shares	$(0.25)	$(0.05)	$(0.30)

Condensed Statement of Equity for the three months ended June 30, 2023 (unaudited)

Net Income (loss)	$(3,381,807)	$(480,000)	$(3,861,807)
Accumulated deficit	$(5,768,759)	$(1,920,000)	$(7,688,759)

Condensed Statement of Cash Flows for the six months ended June 30, 2023 (unaudited)

Net Income (loss)	$(3,542,197)	$(800,000)	$(4,342,197)
Change in fair value of warrant liability	$—	$800,000	$800,000
Non-cash investing and financing activities:
Initial classification of warrant liability	$—	$1,120,000	$1,120,000

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 30, 2023 and June 30, 2023 indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 30, 2023	June 30, 2023
Liabilities:
Warrant Liabilities – Public Warrants	1	$975,000	$1,300,000
Warrant Liabilities – Private Warrants	2	$465,000	$620,000
Bifurcated Derivative	3	$—	—

The Public Warrants are actively trading in the open market, as such they are classified as Level 1 due to the use of an observable market quote in an active market under the ticker PRSRW. The Private Placement Warrants are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with SEC on March 31, 2023. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

PROSPECTOR CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at redemption value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2023 and December 31, 2022, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital, to the extent available, and accumulated deficit.

PROSPECTOR CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

At September 30, 2023 and December 31, 2022, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$325,000,000

Less:
Class A ordinary shares issuance costs	(18,391,778)
Plus:
Accretion of carrying value to redemption value	18,391,778

Class A ordinary shares subject to possible redemption at December 31, 2021	325,000,000

Plus:
Waiver of Class A shares issuance costs	11,375,000
Less:
Accretion of carrying value to redemption value	(6,591,266)

Class A ordinary shares subject to possible redemption at December 31, 2022	329,783,734

Less:
Redemption of ordinary shares	(307,620,347)
Plus:
Accretion of carrying value to redemption value	1,587,560

Class A ordinary shares subject to possible redemption at September 30, 2023	$23,750,947

Warrants

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Previously, the Private Placement Warrants did not meet the criteria for equity treatment and were recorded as liabilities. Accordingly, the Company classified the Private Placement Warrants as liabilities at their fair value and adjusted the Private Placement Warrants to fair value at each reporting period. This liability was subject to re-measurement at each balance sheet date until exercised, and any change in fair value was recognized in the condensed statements of operations. The Private Placement Warrants for periods where no observable traded price was available were valued using a modified Black-Scholes model. On June 30, 2021, the Company executed an agreement whereby the holders of the private warrants will not transfer their warrants to non-affiliated holders. Beginning June 30, 2021 and thereafter, the private warrants were considered to be indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 and therefore qualify for equity treatment. In connection with the preparation of the condensed financial statements of the Company as of and for the period ended September 30, 2023, the Company’s management identified an error in its condensed financial statements for the periods ending March 31, 2023 and June 30, 2023. The Company determined that, based on its review of its accounting treatment under ASC 815 of the Warrants, as a result of the January 24, 2023 redemptions in connection with the Company’s extraordinary general meeting to extend the date by which it must consummate an initial business combination, its accounting for the Warrants was incorrectly presented as part of equity and the Warrants should be instead presented as liabilities, with changes in value of such liabilities reported in earnings. The Company’s management determined that such redemptions resulted in the possibility for the tender offer provision contained in Section 4.4 of the Warrant Agreement, to be triggered without the requirement that a change in control also be triggered, which resulted in the determination that the Warrants no longer qualify for equity treatment.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect the total amount of unrecognized tax benefits will materially change over the next twelve months.

PROSPECTOR CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

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

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,500,000 Class A ordinary shares in the aggregate. At September 30, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$79,269	$293,546	$1,026,278	$256,570	$(1,485,330)	$(2,484,052)	$1,014,578	$253,645
Denominator:
Basic and diluted weighted average shares outstanding	2,194,056	8,125,000	32,500,000	8,125,000	4,858,315	8,125,000	32,500,000	8,125,000
Basic and diluted net income (loss) per ordinary share	$0.04	$0.04	$0.03	$0.03	$(0.31)	$(0.31)	$0.03	$0.03

(1)	For the three and nine months ended September 30, 2023 and 2022, basic and diluted ordinary shares are the same as there are no non-redeemable securities that are dilutive to the Company’s shareholders.

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

SEPTEMBER 30, 2023

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

SEPTEMBER 30, 2023

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

Administrative Services Agreement

The Company entered into an agreement, commencing on January 7, 2021 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay the Sponsor a monthly fee of $10,000 for office space, utilities, secretarial and administrative services. For the three and nine months ended September 30, 2023 and 2022, the Company incurred $30,000 and $90,000 in fees for these services, respectively. As of September 30, 2023 and December 31, 2022, $330,000 and $240,000, respectively, of such fees are included in accrued expenses in the accompanying condensed balance sheets.

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

Advance from Sponsor

On February 16, 2022, the Sponsor deposited $25,000 as an advance payment into the Company’s operating bank account to cover operating expenses. An additional $45,000 was deposited as an advance payment to the Company’s operating bank account on May 16, 2022. As of September 30, 2023, the full $70,000 of the advance has been repaid and no amounts remain outstanding.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2023 and December 31, 2022, there were no amounts outstanding under the Working Capital Loans.

Convertible Promissory Notes

On May 16, 2022, the Company entered into a convertible promissory note with the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000 (the “Convertible Promissory Note”). The Convertible Promissory Note is non-interest bearing and due on the earlier of December 31, 2023 and the date on which the Company consummates its initial business combination. If the Company completes a business combination, it would repay such additional loaned amounts, without interest, upon consummation of the business combination. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such additional loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such additional loans (if any) may be convertible into warrants, at a price of $1.50 per warrant at the option of the Sponsor. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. Except for the foregoing, the terms of such additional loans (if any) have not been determined and no written agreements exist with respect to such loans. If the Company fully draws down on the Convertible Promissory Note and requires additional funds for working capital purposes, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company such additional funds as may be required. The issuance of the Convertible Promissory Note was approved by the board of directors and the audit committee on May 16, 2022. The conversion feature included in the convertible note was analyzed under ASC 815. The conversion feature does not qualify for the exception from derivative. Accordingly, the conversion feature was required to be bifurcated. The fair value of the embedded derivative was deemed to have a zero value at issuance and as of September 30, 2023. As of September 30, 2023 and December 31, 2022, there were amounts of $1,238,623 and $157,000 outstanding under the Convertible Promissory Note-Related Party, respectively.

PROSPECTOR CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and current global conflicts and has concluded that while it is reasonably possible that these events could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $11,375,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. In June 2022, the Company and the underwriters executed a waiver letter confirming the underwriter’s waiver of its deferred fee under the terms of the underwriting agreement. As a result, the Company derecognized $11,375,000 of the deferred underwriting commissions and recorded an adjustment to the carrying value of the shares of Class A ordinary shares subject to redemption.

Business Combination Agreement

On June 12, 2023, Prospector Capital Corp., a Cayman Islands exempted company, entered into a Business Combination Agreement (as the same may be amended, supplemented or otherwise modified from time to time, the “BCA”), with LeddarTech Inc., a corporation existing under the laws of Canada (“LeddarTech”), and LeddarTech Holdings Inc., a company incorporated under the laws of Canada and a wholly owned subsidiary of LeddarTech (“Newco”). LeddarTech, founded in 2007 and headquartered in Québec, Canada, is an automotive advanced driver assistance and autonomous driving software company that offers low-level sensor fusion and perception solutions. In its first ten years, LeddarTech focused its business on software and signal processing for smart sensing solutions. Commencing in 2022, LeddarTech began to focus its business on pure-play automotive software for low-level fusion and perception. The BCA and the transactions contemplated thereby were unanimously approved by the boards of directors of each of Prospector and LeddarTech.

Financial Advisor Agreement

On April 11, 2023, the Company engaged a financial advisor in connection with the proposed Business Combination with LeddarTech Inc. Payment is contingent on the on the close of a Business Combination at which point the Company agrees to pay the advisor $3,000,000 and out-of-pocket expenses not to exceed $250,000.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2023 and December 31, 2022, there were 2,194,056 and 32,500,000 Class A ordinary shares issued and outstanding, all of which are subject to possible redemption and are presented as temporary equity, respectively.

PROSPECTOR CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2023 and December 31, 2022, there were 8,125,000 Class B ordinary shares issued and outstanding, respectively.

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

SEPTEMBER 30, 2023

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

On June 30, 2021, the Company executed an agreement whereby the holders of the private warrants will not transfer their warrants to non-affiliated holders. The private warrants were considered to be indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15. Therefore, the Public and Private Placement Warrants were accounted for as equity in the condensed balance sheets. The Company determined that, based on its review of its accounting treatment under ASC 815 of the Warrants, as a result of the January 24, 2023 redemptions in connection with the Company’s extraordinary general meeting to extend the date by which it must consummate an initial business combination, its accounting for the Warrants was incorrectly presented as part of equity for the quarters ended March 31, 2023 and June 30, 2023, and the Warrants should be instead presented as liabilities, with changes in value of such liabilities reported in earnings. The Company’s management determined that such redemptions resulted in the possibility for the tender offer provision contained in Section 4.4 of the Warrant Agreement, to be triggered without the requirement that a change in control also be triggered, which resulted in the determination that the Warrants no longer qualify for equity treatment.

PROSPECTOR CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

At September 30, 2023, assets held in the Trust Account were comprised of $23,750,947 in money market funds which are invested primarily in U.S. Treasury Securities. Through September 30, 2023, the Company withdrew $307,620,347 from the Trust Account in connection with redemption.

At December 31, 2022, assets held in the Trust Account were comprised of $329,783,734 in money market funds which are invested primarily in U.S. Treasury securities. Through December 31, 2022, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022 indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2023	December 31, 2022
Assets:
Investments held in Trust Account	1	$23,750,947	$329,783,734
Liabilities:
Warrant Liabilities – Public Warrants	2	$541,667	$—
Warrant Liabilities – Private Warrants	2	$258,333	$—
Bifurcated Derivative	3	$—	n/a

Measurement

Warrants

In connection with the preparation of the condensed financial statements of the Company as of and for the period ended September 30, 2023, the Company’s management identified an error in its condensed financial statements for the periods ending March 31, 2023 and June 30, 2023. The Company determined that, based on its review of its accounting treatment under ASC 815 of the Warrants, as a result of the January 24, 2023 redemptions in connection with the Company’s extraordinary general meeting to extend the date by which it must consummate an initial business combination, its accounting for the Warrants was incorrectly presented as part of equity and the Warrants should be instead presented as liabilities, with changes in value of such liabilities reported in earnings. The Company’s management determined that such redemptions resulted in the possibility for the tender offer provision contained in Section 4.4 of the Warrant Agreement, to be triggered without the requirement that a change in control also be triggered, which resulted in the determination that the Warrants no longer qualify for equity treatment.

The Public Warrants have limited trading activity in the open and observable market as of the measurement date, as such they are classified as Level 2. When the observable market quote under the ticker PRSRW is active, then Public Warrants are classified as Level 1. The Private Placement Warrants are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market.

PROSPECTOR CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

Convertible Note Bifurcated Derivative

The Company established the initial fair value for the Convertible Note Bifurcated Derivative as of January 26, 2023, which was the date the Convertible Note was executed.

The Convertible Note Bifurcated Derivative was classified within Level 3 of the fair value hierarchy at the initial measurement dates and as of September 30, 2023 and January 26, 2023 due to the use of unobservable inputs. The key inputs into the Monte Carlo simulation model for the Convertible Note Bifurcated Derivative were as follows at September 30, 2023 and January 26, 2023:

	January 26, 2023	September 30, 2023
Volatility	6.70%	3.70%
Risk Free Rate	4.77%	5.55%
Probability of completing a business combination by July 31, 2023	30%	—%
Probability of completing a business combination by August 31, 2023	40%	—%
Probability of completing a business combination by September 31, 2023	30%	—%
Probability of completing a business combination by October 31, 2023	—%	10%
Probability of completing a business combination by November 30, 2023	—%	60%
Probability of completing a business combination by December 31, 2023	—%	30%

The following table presents the changes in the fair value of warrant liabilities and the bifurcated derivative for the period ended September 30, 2023:

	Private	Public	Bifurcated
	Warrants	Warrants	Derivative
Initial value as of January 24, 2023 for warrants and January 26, 2023 for Bifurcated Derivative	$361,667	$758,333	$—
Change in valuation inputs or other assumptions	103,333	216,667	—
Fair value as of March 31, 2023	$465,000	$975,000	$—
Change in valuation inputs or other assumptions	155,000	325,000	—
Fair value as of June 30, 2023	$620,000	$1,300,000	$—
Change in valuation inputs or other assumptions	(361,667)	(758,333)	—
Fair value as of September 30, 2023	$258,333	$541,667	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers between levels during the three and nine months ended September 30, 2023 and 2022.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Prospector Capital Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Prospector Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Trust Agreement Amendment

On September 15, 2023, we entered into an amendment (the “Trust Agreement Amendment”) to the Investment Management Trust Agreement, dated as of January 7, 2021 with Continental Stock Transfer & Trust Company (“CST”), relating to the Company’s trust account (the “Trust Account”) to permit CST, as trustee, to effectuate our instructions to liquidate the U.S. government securities or money market funds previously held in the Trust Account and to subsequently hold such funds in an interest-bearing demand deposit bank account. Our intention to provide such instructions to CST was previously disclosed in our definitive proxy statement filed with the U.S. Securities and Exchange Commission on December 13, 2022.

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

In connection with the closing of the proposed Business Combination (the “Closing”), the preferred shares of LeddarTech will convert into common shares of LeddarTech and, on the terms and subject to the conditions set forth in a plan of arrangement, Amalco will acquire all of the issued and outstanding common shares of LeddarTech from LeddarTech’s shareholders in exchange for common shares of Amalco having an aggregate equity value of $200 million (valued at $10.00 per share) plus an amount equal to the aggregate exercise price of LeddarTech’s outstanding “in the money” options immediately prior to the Prospector Amalgamation plus additional Amalco “earnout” shares (the “Equity Value”). LeddarTech and Amalco will subsequently amalgamate (LeddarTech and Amalco as so amalgamated, the “Surviving Company”).

Amendment to Business Combination Agreement

On September 25, 2023, we entered into the first amendment to the BCA (the “BCA Amendment”), which:

●	clarifies that the equity awards with respect to shares of the Surviving Company (the “Rollover Equity Awards”) shall be subject to the same terms and conditions, other than vesting provisions, that applied to the corresponding outstanding options to purchase Class M shares of LeddarTech (the “Company M-Option”) immediately prior to the time the Plan of Arrangement is effective (the “Arrangement Effective Time”), with each Rollover Equity Award vesting after a 6-month period following the issuance thereof.

●	clarifies that for Canadian income tax purposes, the parties intend that the exchange of LeddarTech shares for Amalco shares (the “Share Exchange”) will occur on a tax deferred basis for certain Canadian resident shareholders who make a joint tax election with Amalco under subsections 85(1) or (2) of the Tax Act.

●	provides that a shareholder of LeddarTech common shares (a “Company Common Shareholder”) that is (a) a resident of Canada for purposes of the Tax Act and not exempt from tax under Part I of the Tax Act, or (b) a partnership, any member of which is a resident of Canada for purposes of the Tax Act and not exempt from tax under Part I of the Tax Act (an “Eligible Holder”) who receives the aggregate number of common shares of Amalco equal to (a) the Equity Value divided by (b) $10.00 (the “Exchange Consideration”) shall be entitled to make joint tax elections with Amalco under subsections 85(1) or (2) of the Tax Act or any equivalent provincial legislation with respect to the Share Exchange, subject to and in accordance with the Plan of Arrangement, and clarifies that Amalco will not be responsible for any taxes, interest or penalties resulting from the failure by a former Company Common Shareholder to properly complete or file the election forms in the form and manner within the time prescribed by the Tax Act (or any applicable provincial legislation).

●	redefines “Option Pool” to mean five million (5,000,000) common shares of the Surviving Company (the “Surviving Company Common Shares”) reserved for grant under the Surviving Company Equity Incentive Plan.

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

The issuance of the first tranche (“Tranche A”) of the Financing occurred on June 13, 2023 (with one Investor funding on June 14, 2023) and was contingent upon, among other things, the execution of the BCA. The Subscription Agreement provides that each Tranche A Investor received (a) a secured convertible note issued by LeddarTech in a principal amount equal to such Investor’s Tranche A investment and convertible into Class D-1 preferred shares of LeddarTech before the Closing or if the Closing does not occur (the “Class D-1 Preferred Shares”) or into common shares of the Surviving Company after the Closing, as its successor, as provided in the Subscription Agreement, and (b) a warrant certificate entitling such Investor to purchase Class D-1 Preferred Shares at an exercise price of $0.01 per share at any time prior to the date that is fourteen calendar days after the conditions of LeddarTech and the Investors to consummate the Tranche A transaction have been met, representing 2.75 Class D-1 Preferred Shares for each $100.00 of the Tranche A investment paid by such Investor under the Subscription Agreement.

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

Amendment to Financing and Subscription Agreement

On October 30, 2023, LeddarTech and certain of the Investors in the Tranche B Notes (the “Tranche B-1 Investors”) entered into an amendment to the Subscription Agreement (the “Subscription Agreement Amendment”).

Pursuant to the Subscription Agreement Amendment, the Tranche B-1 Investors agreed to accelerate the timing of funding of the purchase of approximately $4.1 million of the Tranche B Notes (the “Tranche B-1 Notes”) to October 31, 2023, with the remaining $17.9 million of the Tranche B Notes (the “Tranche B-2 Notes”) to be issued upon completion of the Business Combination. The Tranche B-1 Investors received and exercised warrants to purchase approximately 24,000 Class D-1 Preferred Shares (0.6 Class D-1 Preferred Shares per $100 principal amount of Tranche B-1 Notes). No issuance of warrants in respect of the Tranche B Notes was initially contemplated by the Subscription Agreement prior to the Subscription Agreement Amendment and no warrants will be issued in connection with the issuance of the Tranche B-2 Notes.

Additionally, in connection with the amended Financing terms, LeddarTech entered into an amending agreement (the “Desjardins Amendment”) with respect to its existing credit facility (the “Credit Facility”) with Desjardins Capital Management Inc. (“Desjardins”). The Credit Facility required LeddarTech to maintain a minimum cash balance of (i) CAD$2.5 million through the completion of the Business Combination, (ii) CAD$10.0 million from the completion of the Business Combination through October 31, 2024, (iii) CAD$7.5 million from November 1, 2024 through December 31, 2024, (iv) CAD$5.0 million from January 1, 2025 through September 30, 2025, and (v) CAD$3.5 million at all times thereafter. Under the Credit Facility, as amended by the Desjardins Amendment, LeddarTech is now required to maintain a minimum cash balance of (i) CAD$1.5 million through the completion of the Business Combination, and (ii) CAD$5.0 million thereafter. The Desjardins Amendment also lowered the applicable interest rate under the Credit Facility from Canadian prime rate + 9.0% to Canadian prime rate + 4.0%, and reduced certain pre-payment obligations with respect to the Financing and the Business Combination. The Desjardins Amendment also provides that LeddarTech will issue to Desjardins warrants that ultimately will entitle Desjardins to purchase 250,000 common shares of Newco (upon closing of the Business Combination).

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 18, 2020 (inception) through September 30, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had a net income of $372,815, which consists of interest earned on investments held in the Trust Account of $288,519 and change in fair value of warrant liability of $1,120,000, offset by operating costs of $1,035,704.

For the nine months ended September 30, 2023, we had a net loss of $3,969,382, which consists of operating costs of $5,876,943, offset by interest earned on investments held in the Trust Account of $1,587,561 and change in fair value of warrant liability of $320,000.

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

For the nine months ended September 30, 2023, cash used in operating activities was $1,073,903. Net loss of $3,969,382 was affected by interest earned on investments held in the Trust Account of $1,587,561 and change in fair value of warrant liability of $320,000. Changes in operating assets and liabilities provided $4,803,040 of cash for operating activities.

For the nine months ended September 30, 2022, cash used in operating activities was $764,030. Net income of $1,268,223 was affected by interest earned on investments held in the Trust Account of $1,958,356. Changes in operating assets and liabilities used $73,897 of cash for operating activities.

At September 30, 2023, we had investments held in the Trust Account of $23,750,947 (including $6,371,294 of interest income) consisting of money market funds, which primarily invest in U.S. Treasury Bills with a maturity of 185 days or less. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At September 30, 2023, we had cash of $26,121. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates and Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Warrants

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluates all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and the Financial Accounting Standard Board’s (“FASB”) ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). We account for the Public Warrants and Private Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40. Previously, the Private Placement Warrants did not meet the criteria for equity treatment and were recorded as liabilities. Accordingly, we classified the Private Placement Warrants as liabilities at their fair value and adjusted the Private Placement Warrants to fair value at each reporting period. This liability was subject to re-measurement at each balance sheet date until exercised, and any change in fair value was recognized in our statements of operations. The Private Placement Warrants for periods where no observable traded price was available were valued using a Modified Black-Scholes model. On June 30, 2021, we executed an agreement whereby the holders of the Private Placement Warrants will not transfer their warrants to non-affiliated holders. The Private Placement Warrants were then considered to be indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 and therefore qualify for equity treatment.

In connection with the preparation of the Company’s condensed financial statements as of and for the period ended September 30, 2023, management identified an error in its March 31, 2023 and June 30, 2023 condensed financial statements. The Company determined that based on its review of its accounting treatment for Public and Private Placement Warrants under ASC 815, as a result of the redemptions that occurred on January 24, 2023 in connection with the Company’s extraordinary general meeting to extend the date by which it must consummate an initial business combination, its accounting for the Warrants was incorrectly presented as part of equity and the Warrants should be instead presented as liabilities, with changes in value of such liabilities reported in earnings.. The Company’s management determined that such redemptions resulted in the possibility for the tender offer provision contained in Section 4.4 of the Warrant Agreement, to be triggered without the requirement that a change in control also be triggered, which resulted in the determination that the Warrants no longer qualify for equity treatment.

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

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,500,000 Class A ordinary shares in the aggregate. At September 30, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for extinguishment of a significant contingent obligation was not effectively designed or maintained as well as the accounting for warrants resulting in restatement of the March 31, 2023 and June 30, 2023 financial statements. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, except as discussed above, (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 31, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Other than the below, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 31, 2023.

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

As described elsewhere in this Quarterly Report on Form 10-Q, we have identified a material weakness in our internal control over financial reporting; specifically, that our control around the interpretation and accounting for extinguishment of a significant contingent obligation was not effectively designed or maintained in addition to the accounting for warrants being incorrectly presented as part of equity rather than as liabilities, resulting in restatement of the March 31, 2023 and June 30, 2023 financial statements. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2023. See “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part I. Item 4. Controls and Procedures included in this Quarterly Report on Form 10-Q. We have taken a number of measures to remediate the material weaknesses described herein. However, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our shares of Class A ordinary shares are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

On May 16, 2022, the Company entered into a convertible promissory note with the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000 (the “Convertible Promissory Note”). The Convertible Promissory Note is non-interest bearing and due on the earlier of December 31, 2023 and the date on which the Company consummates its initial business combination. If we complete a business combination, we would repay such additional loaned amounts, without interest, upon consummation of the business combination. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such additional loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such additional loans (if any) may be convertible into warrants, at a price of $1.50 per warrant at the option of the Sponsor. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. Except for the foregoing, the terms of such additional loans (if any) have not been determined and no written agreements exist with respect to such loans. If we fully draw down on the Convertible Promissory Note and require additional funds for working capital purposes, the Sponsor, an affiliate of the Sponsor, or our officers and directors may, but are not obligated to, loan us such additional funds as may be required. The issuance of the Convertible Promissory Note was approved by our board of directors and our audit committee on May 16, 2022. As of September 30, 2023, there was $1,238,623 outstanding under the Convertible Promissory Note.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Amendment No. 1, dated September 25, 2023, to the Business Combination Agreement, dated as of June 12, 2023, by and among Prospector Capital Corp., LeddarTech Inc. and LeddarTech Holdings Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Prospector Capital Corp. (File No. 001-39845), as filed on September 28, 2023).
10.1	Amendment No. 1 to the Investment Management Trust Agreement, dated September 15, 2023, by and between Prospector Capital Corp. and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Prospector Capital Corp. (File No. 001-39845), as filed on September 20, 2023).
10.2†	Amendment No.1, dated October 30, 2023, to the Subscription Agreement, dated as of June 12, 2023, by and among LeddarTech Inc. and each investor thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Prospector Capital Corp. (File No. 001-39845), as filed on November 2, 2023).
10.3*	Letter Agreement, dated June 30, 2021, by and between Prospector Capital Corp. and Prospector Sponsor LLC.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
†	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROSPECTOR CAPITAL CORP.

Date: November 28, 2023	By:	/s/ Derek Aberle
	Name:	Derek Aberle
	Title:	Chief Executive Officer
(Principal Executive Officer)