Form 10-Q/A
period 2023-09-30
Prospector Capital Corp.
filed 2023-11-29
CIK 1825473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

to

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

As of November 29, 2023, there were 2,194,056 Class A ordinary shares, $0.0001 par value and 8,125,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

Explanatory Note

Prospector Capital Corp. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2023 (this “Quarterly Report”) solely for the purpose of correcting an inadvertent error in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 originally filed with the Securities and Exchange Commission (the “SEC”) on November 28, 2023 (the “Original Quarterly Report”) regarding the funds held in our trust account (the “Trust Account”). The Original Quarterly Report inadvertently noted the funds held in our Trust Account were held in U.S. government securities or money market funds as of September 30, 2023. As previously disclosed in our Current Report on Form 8-K filed with the SEC on September 20, 2023, on September 15, 2023, we instructed Continental Stock Transfer & Trust Company (“CST”), as trustee, to liquidate the U.S. government securities or money market funds previously held in the Trust Account and deposit such funds in an interest-bearing demand deposit bank account. The liquidation and deposit of such funds in the interest-bearing demand deposit bank account was completed on September 18, 2023. We are filing this Quarterly Report to accurately reflect how the funds in the Trust Account are being held.

Items Amended In This Quarterly Report

For the convenience of the reader, this Quarterly Report sets forth the Original Quarterly Report in its entirety, as amended to accurately reflect the holding of funds in the Trust Account in an interest-bearing demand deposit bank account. No attempt has been made in this Form 10-Q/A to update other disclosures presented in the Original Quarterly Report, except as required to reflect the effects of this change. The following items have been amended:

●	Part I – Item 1. Condensed Financial Statements.

●	Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

●	Part I – Item 4. Controls and Procedures.

●	Part II – Item 1A. Risk Factors.

This Quarterly Report does not reflect adjustments for events occurring after November 28, 2023, the date of the filing of the Original Quarterly Report, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. Accordingly, this Quarterly Report should be read in conjunction with the Original Quarterly Report and our filings with the SEC subsequent to the date of the Original Quarterly Report.

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this Quarterly Report (Exhibits 31.1, 31.2, 32.1 and 32.2).

PROSPECTOR CAPITAL CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

PROSPECTOR CAPITAL CORP.

CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$26,121	$18,401
Prepaid expenses	69,583	—
Total Current Assets	95,704	18,401

Cash and investments held in Trust Account	23,750,947	329,783,734
TOTAL ASSETS	$23,846,651	$329,802,135

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$5,660,531	$787,909
Due to Sponsor	199	199
Total Current Liabilities	5,660,730	788,108

Convertible Promissory Note – Related Party	1,238,623	157,000
Warrant liability	800,000	—
Total Liabilities	7,699,353	945,108

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 2,194,056 and 32,500,000 shares at $10.83 and $10.15 per share redemption value at September 30, 2023 and December 31, 2022, respectively	23,750,947	329,783,734

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding; excluding 2,194,056 and 32,500,000 shares subject to redemption at September 30, 2023 and December 31, 2022, respectively	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,125,000 shares issued and outstanding at September 30, 2023 and December 31, 2022	813	813
Additional paid-in capital	—	—
Accumulated deficit	(7,604,462)	(927,520)
Total Shareholders’ Deficit	(7,603,649)	(926,707)
TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$23,846,651	$329,802,135

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROSPECTOR CAPITAL CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
General and administrative expenses	$1,035,704	$196,521	$5,876,943	$690,133
Loss from operations	(1,035,704)	(196,521)	(5,876,943)	(690,133)

Other income:
Change in fair value of warrant liability	1,120,000	—	320,000	—
Interest earned on cash and investments held in Trust Account	288,519	1,479,369	1,587,561	1,958,356
Total other income	1,408,519	1,479,369	1,907,561	1,958,356

Net income (loss)	$372,815	$1,282,848	$(3,969,382)	$1,268,223

Weighted average shares outstanding of Class A ordinary shares	2,194,056	32,500,000	4,858,315	32,500,000
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.04	$0.03	$(0.31)	$0.03

Weighted average shares outstanding, Class B ordinary shares	8,125,000	8,125,000	8,125,000	8,125,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.04	$0.03	$(0.31)	$0.03

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

PROSPECTOR CAPITAL CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2023	2022

Cash Flows from Operating Activities:
Net (loss) income	$(3,969,382)	$1,268,223
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(1,587,561)	(1,958,356)
Change in fair value of warrant liability	(320,000)	—
Changes in operating assets and liabilities:
Prepaid expenses	(69,582)	(120,500)
Accrued expenses	4,872,622	46,603
Net cash used in operating activities	(1,073,903)	(764,030)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	307,620,347	—
Net cash provided by investing activities	307,620,347	—

Cash Flows from Financing Activities:
Proceeds from Convertible Promissory Note – Related Party	1,081,623	157,000
Repayment of advances from related party	—	(70,000)
Advance from Sponsor	—	70,000
Redemption of ordinary shares	(307,620,347)	—
Net cash (used in) provided by financing activities	(306,538,724)	157,000

Net Change in Cash	7,720	(607,030)
Cash – Beginning of period	18,401	627,632
Cash – Ending of period	$26,121	$20,602

Non-cash investing and financing activities:
Initial classification of Warrant Liability	$1,120,000	$—

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

At September 30, 2023, assets held in the Trust Account were comprised of $23,750,947 in cash held in an interest-bearing demand deposit bank account. Through September 30, 2023, the Company withdrew $307,620,347 from the Trust Account in connection with redemption.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022 indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2023	December 31, 2022
Assets:
Investments held in Trust Account	1	$—	$329,783,734
Liabilities:
Warrant Liabilities – Public Warrants	2	$541,667	$—
Warrant Liabilities – Private Warrants	2	$258,333	$—
Bifurcated Derivative	3	$—	n/a

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 18, 2020 (inception) through September 30, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had a net income of $372,815, which consists of interest earned on cash and investments held in the Trust Account of $288,519 and change in fair value of warrant liability of $1,120,000, offset by operating costs of $1,035,704.

For the nine months ended September 30, 2023, we had a net loss of $3,969,382, which consists of operating costs of $5,876,943, offset by interest earned on cash and investments held in the Trust Account of $1,587,561 and change in fair value of warrant liability of $320,000.

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

For the nine months ended September 30, 2023, cash used in operating activities was $1,073,903. Net loss of $3,969,382 was affected by interest earned on cash and investments held in the Trust Account of $1,587,561 and change in fair value of warrant liability of $320,000. Changes in operating assets and liabilities provided $4,803,040 of cash for operating activities.

For the nine months ended September 30, 2022, cash used in operating activities was $764,030. Net income of $1,268,223 was affected by interest earned on cash and investments held in the Trust Account of $1,958,356. Changes in operating assets and liabilities used $73,897 of cash for operating activities.

At September 30, 2023, we had cash held in the Trust Account of $23,750,947 (including $6,371,294 of interest income) included in an interest-bearing demand deposit bank account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for extinguishment of a significant contingent obligation was not effectively designed or maintained, thus the accounting for warrants resulted in restatement of the March 31, 2023 and June 30, 2023 financial statements and the inaccurate disclosure of the trust account assets as of September 30, 2023 resulted in errors to respective financial statements. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

As described elsewhere in this Quarterly Report on Form 10-Q, we have identified a material weakness in our internal control over financial reporting; specifically, that our control around the interpretation and accounting for extinguishment of a significant contingent obligation was not effectively designed or maintained, thus the accounting for warrants being incorrectly presented as part of equity rather than as liabilities resulted in restatement of the March 31, 2023 and June 30, 2023 financial statements and the inaccurate disclosure of the trust account assets as of September 30, 2023 resulted in errors to respective financial statements. As a result of these material weaknesses, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2023. See “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part I. Item 4. Controls and Procedures included in this Quarterly Report on Form 10-Q. We have taken a number of measures to remediate the material weaknesses described herein. However, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our shares of Class A ordinary shares are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Amendment No. 1, dated September 25, 2023, to the Business Combination Agreement, dated as of June 12, 2023, by and among Prospector Capital Corp., LeddarTech Inc. and LeddarTech Holdings Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Prospector Capital Corp. (File No. 001-39854), as filed on September 28, 2023).
10.1	Amendment No. 1 to the Investment Management Trust Agreement, dated September 15, 2023, by and between Prospector Capital Corp. and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Prospector Capital Corp. (File No. 001-39854), as filed on September 20, 2023).
10.2†	Amendment No.1, dated October 30, 2023, to the Subscription Agreement, dated as of June 12, 2023, by and among LeddarTech Inc. and each investor thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Prospector Capital Corp. (File No. 001-39854), as filed on November 2, 2023).
10.3	Letter Agreement, dated June 30, 2021, by and between Prospector Capital Corp. and Prospector Sponsor LLC (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Prospector Capital Corp. (File No. 001-39854), as filed on November 28, 2023).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
†	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROSPECTOR CAPITAL CORP.

Date: November 29, 2023	By:	/s/ Derek Aberle
	Name:	Derek Aberle
	Title:	Chief Executive Officer
(Principal Executive Officer)